Form 10-K
period 2014-12-31
Propel Media, Inc.
filed 2015-04-15
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55360

PROPEL MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2133177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 Washington Blvd., Suite 2620 Jersey City, New Jersey	07310
(Address of Principal Executive Offices)	(Zip Code)

(201) 539-2200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of April 10, 2015, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: The section entitled “Risk Factors” contained in the registrant’s prospectus filed on January 23, 2015 pursuant to Rule 424(b)(3) (SEC File No. 333-199892) is incorporated into Part 1, Item 1A.

PROPEL MEDIA, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

Unless the context otherwise requires:

●	references to “Propel,” “New Holdco” or the “Company” and to “we,” “us” or “our” are to Propel Media, Inc., formerly known as Kitara Holdco Corp., a Delaware corporation, and its subsidiaries;

●	references to “Kitara” are to Kitara Media Corp., a Delaware corporation that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara Media” are to Kitara Media, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Kitara;

●	references to “NYPG” are to New York Publishing Group, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara;

●	references to “Health Guru Media” are to Health Guru Media, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara; and

●	references to “Future Ads” are to Future Ads LLC, a California limited liability company that became a wholly owned subsidiary of the Company on January 28, 2015.

PART I

ITEM 1.	BUSINESS.

Propel is a Delaware corporation formed for the purpose of being a holding company of both Future Ads and Kitara from and after completion of the Transactions (as defined below). Prior to the completion of the Transactions on January 28, 2015, Propel had no assets and had not conducted any material activities other than those incidental to its formation. However, upon the consummation of the Transactions, Propel became the parent company of Future Ads and Kitara.

Propel's principal executive office is located at 525 Washington Blvd, Suite 2620, Jersey City, New Jersey 07310 (telephone number: (201) 539-2200).

On February 4, 2015, Propel’s common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “PROM”.

The Transactions with Future Ads and Kitara

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, by and among Kitara, Propel, Future Ads and the former members of Future Ads (the “Members”). Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

The Transactions have been treated as a reverse merger under the purchase method of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”). For accounting purposes, Future Ads is considered to have acquired Kitara in the Transactions. Under the purchase method of accounting, the assets and liabilities of Kitara have been recorded at their respective fair values and added to those of Future Ads in our financial statements.Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara (the “Merger”), with Kitara surviving the merger as a wholly-owned subsidiary of Propel. In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Furthermore, Propel has reimbursed the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the consummation of the Transactions, and has assumed all of their unpaid transaction expenses as of such date. Propel estimates that the aggregate transaction expenses reimbursed or assumed by it were approximately $1.0 million.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

Subsidiaries of Propel Media, Inc.

Future Ads

Future Ads is a diversified online advertising company. Future Ads generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services. Future Ads delivers advertising through its real-time, bid-based, online advertising platform called Trafficvance. This technology platform allows advertisers to target audiences and deliver text, display and video based advertising. The Future Ads business and its Trafficvance platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Future Ads offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Future Ads has over 1,400 advertiser customers and serves millions of ads per day.

Future Ads LLC was formed in September 2008 as a California limited liability company. Upon completion of the Transactions (as described above), Future Ads became a wholly owned subsidiary of Propel.

Kitara

Kitara is a digital media and technology company providing video solutions to advertisers, digital publishers, and video content providers. With hundreds of millions of monthly video advertising views, Kitara delivers precise targeting and engagement for advertisers, accretive monetization and engaging video content for publishers, and expanded distribution for video content providers. Kitara’s internally developed proprietary technology platform PROPEL+ enables the automation and optimization of video advertising, video content and digital publishing spaces, while enhancing the video experience for consumers.

Kitara was formed on December 5, 2005 as a Delaware corporation under the name “Ascend Acquisition Corp.” From Kitara’s inception until February 29, 2012, it was a blank check company and did not engage in active business operations other than the search for, and evaluation of, potential business combination opportunities.

On December 30, 2011, Kitara entered into a Merger Agreement and Plan of Reorganization with Andover Games LLC (“Andover Games”) and the members of Andover Games. On February 29, 2012, pursuant to such agreement, Andover Games became a wholly-owned subsidiary of Kitara. As a result, Kitara’s business became the business of Andover Games. Andover Games’ principal business was focused on developing mobile games for iPhone and Android platforms prior to June 30, 2013.

On June 12, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization, as amended on July 1, 2013, with Kitara Media, NYPG and the former holders of all of the outstanding membership interests of Kitara Media and all of the outstanding shares of common stock of NYPG. On July 1, 2013, pursuant to such agreement, Kitara Media and NYPG became wholly owned subsidiaries of Kitara. In connection with the transactions, Kitara ceased the operations of Andover Games. On July 1, 2013, Kitara’s operations became entirely those of Kitara Media and NYPG.

On August 19, 2013, Kitara filed with the Secretary of State of the State of Delaware an amendment to its certificate of incorporation to change its name to “Kitara Media Corp.” to better reflect its current operations.

On December 3, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became Kitara’s wholly-owned subsidiary.

Upon completion of the Transactions (as described above), Kitara and Future Ads became wholly owned subsidiaries of Propel. For accounting purposes, the transactions were accounted for as a reverse business combination and recapitalization of Future Ads since the former owners of Future Ads will control the post-merger company. Future Ads will be deemed the acquirer and Kitara the acquired company for accounting purposes.

Financing Agreement and Related Agreements

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Future Ads as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara Media Corp. and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $800,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

Post-Merger Strategy

Propel Media participates in the online advertising market where advertisers reward providers who can deliver performance and return on advertising investment. The fundamental strategy of the business is to drive advertiser performance across all mediums and geographies. Key elements of the Propel Media strategy include:

1.	Increasing quality inventory from supply sources that deliver improved advertiser performance. This includes increasing the Company’s proportion of inventory coming from its owned and operated network through increased investment in media buying to acquire inventory. We also intend to provide sophisticated analytics that will allow us to score the quality of inventory in order to provide increasingly effective advertiser campaigns.

2.	Expanding revenues that come from video advertisers. As more advertiser budget moves from television to online, we see great opportunities to build on the video platforms that have been previously developed by our Kitara Media unit.

3.	Migrating into the mobile market to take advantage of advertiser demand for this segment of the market.

4.	Expand globally.

In addition to the above strategies, we will be focused on ensuring effective integration of the Future Ads, Kitara Media and Healthguru businesses. We believe the benefits of this integration will include not only creating certain cost synergies, but more importantly allowing the leveraging of talent and business opportunities across all divisions of the business.

All business entities utilize a data driven management approach through operational key performance indicators (KPIs).

Business

Future Ads

Future Ads’ three synergistic functional groups work together to cost-effectively help advertisers, application developers and other partners drive performance and revenues. They are:

●	Advertiser Sales and Account Management

●	Audience Development

●	Technology Solutions and Services

Industry Overview

The online advertising space is comprised of many segments. However, it is clear that advertising dollars are very focused on direct response advertising. Of the $50 billion in U.S. online ad spend for 2014 as projected by eMarketer, almost 60%, or approximately $30 billion will be spent on direct response.

Additionally, online video and mobile advertising revenue is also growing rapidly, at annual growth rates of 19.5% and 110.2%, respectively, as estimated by the Interactive Advertising Bureau and Business Insider.

The Interactive Advertising Bureau and Business Insider further estimate the combined advertising revenue for mobile and online video to be approximately $18 billion in 2014.

In summary, the digital media ecosystem is changing the landscape of advertiser spend over all, and within the digital media environment, direct response advertising is a dominant force with mobile and video ad solutions representing huge growth opportunities.

Currently Future Ads is predominantly serving the Direct Response segment of the online advertising space. Future Ads is established in video with approximately 13% of revenues coming from video during 2014. Mobile represents a future opportunity for the business.

Advertiser Sales and Account Management

Future Ads is focused on building relationships with digital advertisers.

Future Ads currently services over 1,400 active advertisers and its advertiser clients include, but are not limited to, direct advertisers, affiliate advertisers, lead generation advertisers and leading advertising agencies and advertising networks representing premium brands.

Future Ads’ direct sales team and account management organization are comprised, collectively, of 22 people. They call on and support advertisers and their advertising campaigns. The sales team is responsible for developing campaign goals and strategies with advertisers or their agents and they work with the clients to establish the ad formats that will run. They are also responsible for developing the return on investment metrics with the advertiser that will be used to help the account management organization or the advertiser understand performance as the campaign is running and will allow account management, the salesperson and the advertiser to optimize campaigns to meet campaign goals.

Campaigns are set up and managed by either the salesperson, account manager or the advertiser themselves. These activities are executed through the Trafficvance platform. This platform allows Future Ads to work with advertisers to:

●	Process advertiser applications;

●	Accept or reject advertiser applications;

●	Record advertiser information, payment terms and semi-automate the advance payment process through credit card or wire transfer, if required;

●	Set up campaigns including:

o	Specifying the ad units to be employed for the campaign, which include:

¡	Textlink ads – Ads that appear when the consumer mouses over the targeted keyword. If the user clicks on the ad, the user is taken to the advertiser’s offer landing page that provides more information. The advertiser is only charged if the consumer clicks on the ad (this is referred to as Cost Per Click, or CPC).

¡	Display ads – These are traditional box ads combining graphical images with ad copy. These ads are served based on targeted keywords. The advertiser is charged when the ad is displayed (this is referred to as Cost Per View, or CPV).

¡	Video ads –Video ads are served to its audience and the advertiser is charged when the ad is displayed (this is priced on a Cost Per Thousand, or CPM, basis).

o	Establishing targeting parameters by keywords and URLs that the advertiser chooses. As Trafficvance is a bid-based platform, the advertiser’s ad will generally be displayed if their bid price wins over other advertisers who are also bidding to serve their ads.

o	Establishment of bid price for keywords and URLs.

o	Establish links to ad creative that will run in each campaign.

●	Generate reports and metrics that allow real time campaign performance management

Future Ads’ advertisers and their campaign requirements are met through its sales team, account managers and the utilization of its Trafficvance platform.

Audience Development

Future Ads’ advertisers’ campaigns are dependent on having an audience to receive the advertising. Future Ads’ model is to reach its audience either directly or via partners.

Future Ads reaches audiences for its advertisers through two different methods:

●	Future Ads develops and/or syndicates a number of casual gaming sites. Future Ads buys media and advertises these games on various online gaming and social media portals and Future Ads partners with other software distributors to offer its applications to audiences who are downloading third party software. Future Ads provides its audience with access to its premium games for free in exchange for giving Future Ads permission to serve advertising to them while they peruse content on the web. Future Ads incurs media costs to acquire audiences in this manner.

●	Future Ads partners with application developers who have their own audience base and are seeking to serve advertising to them. In this instance, Future Ads partners with these application developers to increase the total audience that its advertisers can reach with their advertisements. Future Ads operates under a revenue share model with its partners in this distribution model.

Solutions, Technology & Services

Future Ads offers advertisers the ability to reach audiences in which performance is measured by their willingness to click through to the advertisers landing page for more information or a conversion action as defined by the advertiser. Typical conversions might include, for example, making a purchase, filling out an automobile test drive form, taking a survey or filling out a request for more information from online education providers. Superior performance is achieved by having engaging ad units that target the right audiences and are served at the right scale and frequency. Although most creative work is done by the client, Future Ads offers design services as required to help improve campaign performance through more impactful creative ads and landing pages. Future Ads offers text link, display and video ad units that are designed for maximum impact and conversions.

Audience targeting is achieved through keywords and URLs. Advertisers bid on keyword and URL targets which they believe will be relevant to the content that their audiences will be consuming. An advertiser will bid on anywhere from a few to thousands of keywords and URLs at varying bid prices based on the importance of the keyword or URL and the competition from other advertisers for that same keyword or URL. Advertisers may raise or lower keyword or URL bid prices as they see how effective various keywords perform for their campaign. If a keyword target is performing well for an advertiser, the advertiser may want to increase the number of individuals clicking on the advertiser’s advertisements. This is accomplished by raising the bid price the advertiser is willing to pay to have the advertiser’s ad served, which in turn will generate more impressions and, hopefully, increased conversions. Conversely, if a keyword is not performing, bid prices might be lowered in order to not spend advertising budget on underperforming keywords.

Future Ads proprietary ad serving technologies are geared toward optimizing direct response advertiser campaigns to ensure that the desired performance criteria are generated within advertiser defined cost parameters. It is through Future Ads’ ad serving technologies that Future Ads matches advertisers with targeted audiences in a real time auction environment. Future Ads’ ad serving technology determines if there are relevant keywords or URLs on the webpage that an audience member is perusing and that an advertiser or advertisers are targeting. It then evaluates the parameters for serving, including the number of times an audience member has been exposed to a particular ad, the time intervals between ads, the competitive bid prices, the conversion data, time of day parameters that the advertiser has chosen to show ads and other relevant segmenting options. The ad server then decides which advertiser’s ad to serve to a particular audience member. This all takes place in the 150 milliseconds that generally takes a webpage to load on a computer and occurs approximately 26 million times a day.

Trafficvance is the Future Ads advertiser interface platform that registers campaign input parameters that drive its ad serving to carry out campaigns as defined by the advertiser. The Trafficvance interface platform allows the advertisers to establish and direct what and where creative assets (ads) are to be found, the keyword and URL targets for each campaign, the bid price for each keyword and URL target, day part serving parameters, serving intervals between ad impressions, budget parameters on a daily basis and frequency caps on ad appearances.

Key benefits of the platform are:

●	Comprehensive – Self-serve platform, with managed account solutions

●	Cost Effective – Bid Based, Cost per Click (CPC), Cost per View (CPV) and Cost Per Thousand (CPM) pricing

●	Targeted Data – Capable of targeting based on a variety of attributes, such as frequency caps and time of day

●	Performance Goal Oriented – Designed for direct response, performance driven advertisers and brand marketers based on defined event results

●	Diverse Solutions – Interactive Advertising Bureau (IAB) standard Display and Video formats available

●	Scalable – Capable of handling thousands of advertisers and billions of ad impressions monthly

The Trafficvance platform provides an easy to use self-service interface to begin building customized ad campaigns with contextually targeted ads. The platform allows easy performance traffic and budget management capabilities to meet key goals.

The platform is currently servicing over 1,400 advertisers. Future Ads’ solutions deliver effective results for advertisers that allow them to target and reach mass audiences with high performance results across text, display and video formats. The reporting and analytics interface allows advertisers to see campaign performance in real-time. Campaign optimization and management is all performed through the Trafficvance interface.

Kitara

Kitara is focused on delivering a set of comprehensive solutions supported by industry leading services and a proven video advertising technology platform. In addition, Kitara manages an expanded video portfolio and media portfolio that further compliment the business.

Advertising Solution

The Kitara Ad+ Solution provides video advertisers enhanced performance by delivering the desired target audience with well-positioned video ads that offer highly relevant and engaging video content experiences.

Kitara’s objective is to ensure that every online advertising campaign dynamically achieves key performance metrics through safe delivery with the right audience against relevant content in the most engaging interactive video format. We believe video offers the best medium for Kitara to achieve these objectives across desktops and mobile devices. We believe consumers are spending more time online watching video content and advertisers are increasingly shifting budgets from television to online as video has become attractive across desktop and mobile platforms.

The Kitara Ad+ Solution is designed to address the needs of traditional direct relationships with brands and their agencies as well as the expanding evolution of programmatic advertisers. We believe that regardless of how online advertising campaigns are executed, whether by traditional media buying or through the programmatic automation, the same elements of relevant content, audiences and performance are required to optimize brand value.

Kitara continues to focus and see growth in building solid direct relationships with brands and their agencies. Kitara offers unique and customized video advertising and data solutions to address its key objectives. Kitara engages directly with advertisers to improve their understanding of video as a medium and showcases ways to utilize video to differentiate their campaign to meet their target audiences and objectives.

Kitara has built a solid reputation with the programmatic marketplace by safely fulfilling advertising campaigns and optimizing brand performance. Evolving Kitara’s historical expertise with banner and display exchange advertising, Kitara is applying its understanding of programmatic technology and best practices with video advertising.

Kitara’s portfolio of owned-and-operated media sites combined with an advanced network of syndicated publishers allows Kitara to support advertisers across a range of verticals including health, lifestyle, and casual gaming. Leveraging the PROPEL+ technology platform and Kitara’s suite of products, Kitara provides advertisers reporting and access to the data intelligence it utilizes to optimize campaign performance.

Audience Performance Optimization

Kitara understands the value of safely targeting the right audience for the right campaign. Advertisers and publishers rely on engaging consumers to deliver performance and expand monetization. Utilizing both proprietary and third party data intelligence tools, the Kitara Audience+ Analyzer is a toolkit that integrates and analyzes data to report on key metrics associated with the audience of a campaign, including:

●	Demographic and Psychographic Audience Metrics

●	Viewability and Engagement Metrics

●	Brand Safety Metrics

Using the PROPEL+ platform and Kitara’s suite of products, we believe that Kitara has proven best practices that enhance audience engagement to meet campaign objectives.

Brand Safety

Kitara values brand security with every advertising placement. Advertisers must manage risks at every stage of a campaign. Keys to brand safety are placement on relevant inventory, premium video content and a highly qualified audience. The Kitara PROPEL+ Platform maximizes efforts to ensure both ad performance and brand protection. Kitara’s solution is designed to monitor and protect brand-marketing investments by:

●	Maximizing value with tested and validated inventory of relevant options for ad placements.

●	Ensuring complimentary content accompanies and enhances ad placements.

●	Protecting ad performance by cleansing and verifying target audiences.

●	Minimizing risks associated with bots, auto-clicking server farms and other compromising performance issues.

●	Providing consistent protection with proven technology, solid metrics and deep analytics.

Kitara is committed to strict standards for consumer privacy. Accordingly, Kitara strictly adheres to all industry guidelines and will continue to review and improve its privacy policy and procedures to ensure the safety and protection of its consumers’ information.

Publisher Solution

Online media must be highly engaging and responsive with today’s active consumers. To meet those needs, we believe video offers the best medium for storytelling and enhances engagement across desktops and devices.

The Kitara Publisher+ Solution offers online media publishers a full video solution, including technology, content and monetization. Kitara enhances publisher monetization and improve site audience engagement by combining contextually relevant video content with branded video advertising on a site through one simple embedded integration.

Kitara’s PROPEL+ contextual semantic technology dynamically matches relevant video content to the page text context and packages it together in an interactive video experience. We believe this marriage enhances publisher monetization, audience engagement and content diversity.

Leveraging the PROPEL+ technology platform and Kitara’s Video+ Portfolio, Kitara provides publishers full reporting and access to the data intelligence to optimize engagement and expand monetization.

Video Content Solution

The Kitara Content+ Solution offers video content providers expanded reach for their content libraries with a highly engaged syndicated target audience by aligning video content with relevant publishers. Kitara has formed content partnerships with independent producers, premier media companies and content syndication networks.

We believe video offers the best medium for storytelling and enhances brand reach across desktops and devices. Leveraging the PROPEL+ technology platform and Kitara’s complimentary services, Kitara makes it simple to curate, match and distribute video content to relevant audiences. Kitara provides content marketers full reporting and access to the data intelligence it utilizes to optimize engagement and track video content distribution.

PROPEL+ Technology Platform

During 2013, Kitara developed its own proprietary video content and ad delivery solution called PROPEL+. This technology can leverage campaign performance data for optimization and delivery and is directly integrated with many video advertising partners. PROPEL+ is an innovative video solution that combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience. Powered by real time data input, PROPEL+ optimizes up to 30 video advertising sources to select the right advertising source at the right time for the right user.

PROPEL+ has given Kitara the ability to grow video ad revenues. The platform was developed to automate optimization and operational process and has allowed for scalability of video ad delivery. In addition, the platform’s strong analytical tools have allowed Kitara to react in real time to campaign trends, which we believe will maximize Kitara’s gross margins. The acquisition of Heath Guru further enhanced the PROPEL+ Platform with advanced content management and syndication capabilities. Integrated functionalities and combined development efforts further allow for improvements in performance.

Video Portfolio

We believe all videos are not created equal and different video story formats appeal to different audiences and objectives. Kitara’s focus is to provide interactive video narratives that improve a brand’s storytelling ability with consumers. Working closely with both advertisers and publishers, Kitara has developed the Kitara Video+ Portfolio of video story formats that enhances audience engagement, campaign performance and advertising monetization, including:

●	Video Slideshows

●	Video Surveys

●	Video Quizzes

●	Video Q&A

Kitara customizes campaigns with one or more video story formats to leverage the right video content with the right video advertisements while contextually complimenting editorial placement. Independently, Kitara has developed its own library of nearly 5,000 premium videos and continue to produce videos on a monthly basis.

Proprietary Site Portfolio

Kitara owns and operates a portfolio of popular sites across multiple markets including lifestyle, health, games, technology and business. Such sites include but are not limited to Healthguru.com and Adotas.com. Kitara provides video advertising space on these properties to the benefit of its advertisers. Kitara’s focus is to use audiences across its media properties and enhance ways Kitara collects data intelligence that evolve its optimization solutions.

Kitara’s Clients

Kitara is focused on building relationships with digital advertisers, digital publishers and video content providers across multiple verticals including lifestyle, health, gaming, technology and business.

Digital Advertisers

Kitara’s advertiser clients include both direct advertisers with leading advertising agencies and brands as well as programmatic advertisers who utilize exchanges such as Adap.tv, LiveRail, BrightRoll, SpotXchange, YuMe or Tremor Video to automate campaigns. Overall, Kitara supports video, display and mobile advertising strategies with hundreds of millions of monthly video advertising and content views. With every ad campaign, Kitara establishes a set of brand objectives and establish metrics accordingly.

Digital Publishers

Kitara’s focus with digital publishers is to both engage on ways to improve their business through the addition of video as well as expand Kitara’s reach for digital advertising campaigns. Kitara defines with each publisher how to expand monetization and content through the delivery of relevant video advertisements.

In addition, Kitara makes an effort to educate publishers on how video enhances experience by aligning audiences with relevant content in a highly engaging format. Through an embedded video experience supported by Kitara’s PROPEL+ Platform, Kitara contextually aligns video advertisements and content with editorial. Terms and conditions vary per publishers based on whether Kitara provides both content and ad inventory or if customization is required.

Video Content Providers

Kitara engages and develops partnerships with video content producers and providers seeking to syndicate or distribute video content. Partnership terms vary per content owner based on type and amount of video inventory. Video advertising requires video content that engages a target audience in order for the advertisement to run. Kitara has established relationships with premium publishers to ensure access to a wide range of relevant content across verticals, as well as with independent content producers on a more customized basis. Syndication or content distribution terms vary and are dependent on a range of conditions, whether for ad campaign or supplemental content for digital media properties.

In addition, Kitara also produces and maintains its own Video+ Portfolio of nearly 5,000 premium videos. Kitara partners with syndicated content partners to license and distribute premium videos. Terms for each partnership vary based on demand for relevant content Kitara owns.

Seasonal Nature of Business

Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Accordingly, our revenue tends to be seasonal in nature with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year. Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

Opportunity

Future Ads

We believe the online advertising market is well positioned for growth with expanded ways audiences can connect to the Internet with a variety of cross screen devices. Future Ads’ investment in technology has further enabled new ways advertisers can engage with audiences with multiple ad formats. In addition to traditional display advertising, the online advertising industry is experiencing strong growth in video and mobile. According to the IAB, online video is growing faster than most other advertising formats and mediums. Video ad revenue will increase at a three-year compound annual growth rate of 19.5% through 2016, according to the IAB. That's faster than any other medium other than mobile. And much faster than traditional online display advertising, which will only grow at a 3% annual rate.

Spending on ads served to internet-connected devices, including desktop and laptop computers, mobile phones and tablets will reach $137.53 billion in 2014, according to eMarketer’s latest estimates of worldwide paid media spending. Digital spend will be up 14.8% in 2014 over 2013 levels, according to the forecast, and will make up just over one-quarter of all paid media spending worldwide.

The online advertising industry is advancing performance measurement and technology platforms are offering streamlined ways to benchmark diversified campaigns. Future Ads is focused on helping advertisers, application developers and other partners benchmark user engagement and monetization opportunities with Future Ads’ automated Trafficvance technology.

Kitara

For nearly two decades since the introduction of online advertising, the industry has evolved across emerging channels and in different mediums impacted by audience behaviors and brand performance objectives. Technology has been a catalyst to the advancement of the online advertising industry and is starting to drive competition within the overall advertising market that incorporates television, print and other traditional media. As the online advertising industry enters a third decade, we believe the following are some of the key shifts in the market that provide opportunity for Kitara’s growth:

Online Advertising Market Continues Expanded Growth with Video

eMarketer has projected U.S. spending on digital video ads will reach $8.3 billion in 2016, or double the $4.15 billion spent in 2013. Brands are embracing the highly engaging experience of video with sight, sound and motion. Furthermore, mobile advertising trends reinforce that video is embraceable across desktops and devices.

Native Advertising Offers Opportunity for Brand Storytelling

Because online video is not restricted by the traditional limitations of television advertising, companies are producing video content with a heavy focus on storytelling. Content marketers are embracing video to expand narratives and engage audiences. Native advertising contextually aligns editorial with complimentary content to create a custom branded experience. According to eMarketer, native ad spending will exceed $4.5 billion by 2017. Publishers are trying to take advantage of this increase in spending with nearly 75% now offering online native ads across their sites.

Audiences Spending More Time Online with Video

The average time spent with digital media per-day surpassed television viewing for the first time in 2013, according to eMarketer’s latest estimate of media consumption among U.S. adults. The average adult spends over 5 hours per day online compared to 4 hours and 31 minutes watching television. In addition, in January 2014, Comscore reported that 85.1% of the U.S. Internet audience viewed online video. Video ads accounted for 35.6% of all videos viewed and 4.5% of all minutes spent viewing video online.

Enhanced Data Intelligence Raising the Bar on Brand Performance Metrics

The online advertising industry continues to evolve standards to measure and benchmark brand performance. Integrating more data intelligence and analytics is helping brands identify and influence target audiences more effectively. In addition, user engagement is more easily being tracked and benchmarked for viewability and other performance outcomes. Overall brand safety initiatives continue to be enhanced as advertisers gain a better understanding of campaign metrics and the overall performance of online marketing investments.

Technology Diversifying Brand Marketing Investments

As online advertising technologies continue to evolve, more and more brands are diversifying management and distribution of ads through direct and programmatic channels. Online advertising platforms are being developed to integrate systems, maximize resources and automate processes. Advertising technology is helping brands make smarter decisions and improve return on investments.

Strategy

Future Ads

As the online advertising market advances and publishers diversify ways to engage users, Future Ads will evolve the business to align growth opportunities with the following strategies:

●	Continue to expand reach to grow high quality audiences across demographics that appeal to a growing spectrum of advertisers.

●	Grow direct advertiser and advertising agency relationships across text, display and video.

●	Expand beyond the desktop to mobile and cross-screen reach that supports mobile audiences and advertisers.

●	Expand globally in prioritized geographies to expand Future Ads’ audience and advertiser base.

●	Optimize Future Ads’ advertising platform technologies with further enhanced data targeting, optimization and reporting capabilities.

Kitara

As the demand and consumption of online video grows, Kitara will seek to grow its position in online video advertising and content by pursuing the following strategies:

●	Increase investment in Kitara’s PROPEL+ online video advertising technology platform to enable the automation and optimization of video advertising, video content and publishing space.

●	Evolve and deliver an advanced video native advertising platform.

●	Acquire new advertising customers through both direct and programmatic channels.

●	Expand Kitara’s Video+ Portfolio with additional content syndication partners, unique video formats and premium video content.

●	Increase Kitara’s digital publishing partnerships to expand advertising reach and improve monetization.

●	Continue to advance Kitara’s audience targeting, data intelligence and analytics capabilities with its Audience+ Analyzer tools.

●	Pursue strategic acquisitions.

Competition

Future Ads

The display, video, desktop application and online advertising solutions market is highly competitive, with many companies providing competing solutions. Future Ads competes with Google, RocketFuel, Tremor, IAC, Facebook, Vibrant and many other demand side advertiser platforms, supply side advertising platforms, ad networks and desktop and mobile application networks that are influenced by evolving trends across multiple industries, including the online advertising industry, application market, and the digital publishing industry. Competition will continue to intensify in the future as a result of industry consolidation and new competitors entering the market.

We believe that Future Ads competes favorably with an emphasis on key competitive factors, including strong relationships with online advertisers and application developers, an advanced and scalable technology platform, effective audience engagement and goal-based performance, data driven benchmarks for advertising campaigns and proven performance. With respect to all of these factors, we believe that Future Ads’ effective, scalable and stable goal based performance platform well positions Future Ads as an independent provider of online advertising solutions. Nevertheless, many of Future Ads’ competitors possess greater technical, human and/or other resources than Future Ads does and Future Ads’ financial resources are relatively limited when compared to many of its competitors. Any of these factors could place Future Ads at a competitive disadvantage to such entities.

Kitara

Kitara operates in a dynamic and competitive market, influenced by trends across multiple industries, including the digital video advertising industry, video content marketing industry and the digital publishing industry. We expect that competition in Kitara’s industry will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry.

We believe the principal competitive factors in Kitara’s industry include proven and scalable technologies, effective audience targeting capabilities, brand and campaign metrics, brand safety, relationships with leading brand advertisers and their respective agencies, relationships with digital publishers and premium video content. We believe that Kitara competes favorably with respect to all of these factors and that Kitara is well positioned as an independent provider of digital video advertising solutions.

Technology and Development

Future Ads

Future Ads’ technology and development efforts are focused on investing in its Trafficvance technology platform and a suite of complimentary services. Much of its technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o., which arrangement dates back to 2009. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides Future Ads with ongoing software and technology development services and support. Any intellectual property that is created within the scope of the consulting arrangement is owned by Future Ads. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. Future Ads has incurred approximately $3,029,000 and $2,433,000 in technology and development expenditures during the years ended December 31, 2014 and 2013, respectively.

Future Ads continues to develop a robust platform to enable automation and optimization of online advertising. Future Ads’ strategy incorporates enhanced optimization management capabilities with industry standard formats. Capitalizing on proprietary and third-party data tools and reporting functionality, Future Ads will continue to analyze audience insights and advance reporting functionalities for a transparent understanding with advertisers and application developers on Future Ads’ performance.

Kitara

Kitara’s technology and development efforts are focused on investing in its PROPEL+ technology platform and a suite of complimentary services. Kitara continues to develop a robust platform to enable the matching, automation and optimization of video advertising, video content and publishing video inventory. Kitara’s strategy incorporates unique video formats and enhanced performance management capabilities. Capitalizing on third party and proprietary built data tools and reporting functionality, Kitara will continue to analyze audience insights and advance reporting functionalities for a transparent understanding with advertisers and publishers on Kitara’s performance.

Intellectual Property

Future Ads

Future Ads’ ability to protect its intellectual property, including its technologies, will be an important factor in the success and continued growth of its business. Future Ads has established business procedures designed to maintain the confidentiality of its proprietary information such as the use of license agreements with customers and its use of confidentiality agreements and intellectual property assignment agreements with its employees, consultants, business partners and advisors where appropriate. These methods, however, may not afford complete protection for Future Ads’ intellectual property and there can be no assurance that others will not independently develop technologies similar or superior to that of Future Ads’.

Future Ads currently has secured one patent which expires on July 16, 2033 and multiple trademarks protecting its intellectual property and its brands.

Kitara

Kitara’s ability to protect its intellectual property, including its technologies, will be an important factor in the success and continued growth of its business. Kitara has established business procedures designed to maintain the confidentiality of its proprietary information, such as the use of its license agreements with customers and its use of its confidentiality agreements and intellectual property assignment agreements with its employees, consultants, business partners and advisors where appropriate. These methods, however, may not afford complete protection for Kitara’s intellectual property and there can be no assurance that others will not independently develop technologies similar to Kitara’s.

Government Regulation

Future Ads

Future Ads is subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online advertising business. In addition, many areas of law that apply to Future Ads’ business are still evolving, and could potentially affect its business to the extent they restrict its business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in Future Ads’ industry, such as Google, alleging various violations of privacy or data security related laws.

Kitara

Kitara is subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online video advertising business, including video advertising on mobile devices. In addition, many areas of law that apply to Kitara’s business are still evolving and could potentially affect its business to the extent they restrict its business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in Kitara’s industry, such as Google, alleging various violations of privacy or data security related laws.

Privacy

Future Ads

Privacy and data protection laws and regulations play a significant role in Future Ads’ industry. In the United States, at both the state and federal level, there are laws that govern activities, such as the collection, use and disclosure of data by companies like Future Ads.

Future Ads does not collect any personally identifiable information (PII) from its audience.

Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, as Future Ads continues expanding into other foreign countries and jurisdictions, Future Ads increasingly becomes subject to additional laws and regulations that may affect how it conducts business. In particular, European data protection laws can be more restrictive regarding the collection, use and disclosure of data than those in the United States.

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants' ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. Future Ads also participates in industry self-regulatory programs under which, in addition to other compliance obligations, it provides consumers with notice about its use of cookies and its collection and use of data in connection with the delivery of its offerings and allows them to opt-out by easily uninstalling its software. The rules and policies of the self-regulatory programs that Future Ads participates in are updated from time to time and may impose additional restrictions upon it in the future.

Any failure, or perceived failure, by Future Ads to comply with U.S. federal, state, or international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against it by governmental entities or others.

Kitara

Privacy and data protection laws and regulations play a significant role in Kitara’s business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection, use and disclosure of data by companies like Kitara. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, as we consider expanding Kitara’s business into other foreign countries and jurisdictions, Kitara may be subject to additional laws and regulations that may affect how it conducts business. In particular, European data protection laws can be more restrictive regarding the collection, use, and disclosure of data than those in the United States.

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track a person’s online activity. The European Union, or EU and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. Kitara also participates in industry self-regulatory programs under which, in addition to other compliance obligations, it provides consumers with notice about its use of cookies and its collection and use of data in connection with the delivery of targeted advertising and allows them to opt-out from the use of data it collects for the delivery of targeted advertising. The rules and policies of the self-regulatory programs that Kitara participates in are updated from time to time and may impose additional restrictions upon it in the future.

Any failure, or perceived failure, by Kitara to comply with U.S. federal, state, or international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against it by governmental entities or others.

Advertising

Future Ads

Even though Future Ads’ advertisers create the content of their ads and Future Ads receives contractual protections from its advertisers in which they are required to agree to its terms and conditions, Future Ads may nevertheless be subject to regulations concerning the content of their ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads Future Ads places even if it has no part in the creation of the ad. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children and other consumer protection regulations, may also apply to the ads Future Ads places on behalf of clients.

Kitara

Even though Kitara receives contractual protections from its advertising business partners with respect to their ads, it may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads Kitara places. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children and other consumer protection regulations, may also apply to the ads Kitara places on behalf of clients.

Employees

Future Ads

As of December 31, 2014, Future Ads had 42 full-time employees and 2 part-time employees. None of Future Ads’ employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with Future Ads’ employees to be good.

Kitara

As of December 31, 2014, Kitara had 42 employees. None of Kitara’s employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with Kitara’s employees to be good.

Internet Address/Availability of Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be available free of charge on our website at http://www.propelmedia.com as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

For relevant risk factors related to our business, see the section entitled “Risk Factors” contained in our prospectus dated January 23, 2015 and incorporated by reference herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Propel and Kitara share principal executive offices in New Jersey. This office is located at 525 Washington Blvd, Suite 2620, Jersey City, New Jersey. On September 29, 2014, upon the expiration of its existing lease, the Company entered into a new lease with its landlord. The new lease, which commenced on September 30, 2014, is for a total of 10,000 square feet of space and has an initial lease term of 66 months with the Company occupying the initial 7,500 square feet of space on September 30, 2014 at an initial monthly rent of approximately $22,000 with a plan to occupy the remaining 2,500 square feet of space some time after the first quarter of 2015, at an additional monthly rent of approximately $8,000. Under each lease component, the lease provides for $0 cash rental payments for the first five months of their respective terms.

Future Ads’ office is located at 2010 Main Street, Suite 900, Irvine, CA. It leases 19,594 square feet at this location, at a rate of approximately $45,000 per month, pursuant to a lease that expires on July 31, 2018.

We believe that our current facilities are suitable and adequate to meet our current needs and we believe that additional space is available, on commercially reasonable terms, as needed.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2014, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). The Company is not a signatory to the Note but Kitara Media did sign an August 31, 2010 Security Agreement (“Security Agreement”) pledging all of its accounts, cash and cash equivalents, chattel paper, contracts, deposit accounts, documents, equipment, fixtures, general intangibles, all other goods, all shares of capital stock of any companies it owned, all instruments including all promissory notes, all intellectual property, all insurance policies and all proceeds thereof, all inventory, all other investment property, all letter of credit rights, all other tangible and intangible personal property and all proceeds of any of the foregoing, as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with one of Kitara’s then wholly-owned subsidiaries, with Kitara Media surviving the merger and becoming a wholly-owned subsidiary of Kitara. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In connection with the merger with Kitara Media, the first priority Senior Lenders released the lien on Kitara Media’s assets which were pledged as collateral under the Security Agreement and the obligation of Kitara Media to Intrepid was released (since Kitara Media was not a borrower or an obligor under the Note but was simply a grantor pledging its assets as security on behalf of Selling Source). In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier this year. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims. The claims asserted against Kitara are not among those addressed in Selling Source’s motion.

Based on these facts, Kitara Media believes Intrepid’s claims are without merit and intend to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogating responses to Intrepid.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Propel’s common stock commenced trading on the OTCBB under the symbol “PROM” on February 4, 2015. The following table sets forth the high and low closing sales prices for the common stock for the periods indicated.

	Common Stock
	High	Low
Fiscal year ended December 31, 2015:
First Quarter	$3.00	$0.02
Second Quarter*	$0.60	$0.60

*	Through April 8, 2015.

Holders

As of April 8, 2015, there were 118 holders of record of our common stock. We believe we have significantly more beneficial holders.

Dividends

We have not paid dividends on our common stock. We intend to retain earnings to finance the growth of our business. As a result, we do not anticipate paying cash dividends on our common stock for the foreseeable future. The determination to pay dividends in the future, if any, will be based upon our revenues and earnings, if any, capital requirements and our general financial condition, as well as the limitations on dividends and distributions that exist under the terms of the Financing Agreement and the laws and regulations of the state of Delaware. Under the terms of the Financing Agreement, Propel can only pay dividends in the form of common equity interests, such as shares of stock or warrants, options, or rights on stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the section entitled “Risk Factors” contained in our prospectus dated January 23, 2015 and incorporated by reference in Part 1, Item 1A.

Certain of the matters discussed under the captions “Business and Properties,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied, by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. Certain prior-year amounts have been reclassified and adjusted to present the operations of Turkey, Hungary and Romania as discontinued operations.

Propel was formed solely for the purpose of being a holding company of both Future Ads and Kitara, from and after completion of the Transactions between these two companies, which were completed on January 28, 2015. Prior to these Transactions, Propel had no assets and had not conducted any material activities other than those incidental to its formation. However, upon the consummation of the Transactions, Propel became the parent company of Future Ads and Kitara.

The following is a discussion of the financial condition, results of continuing operations, and liquidity and capital resources of Propel Media, Inc. and it subsidiaries. This discussion should be read in conjunction with financial statements and the notes thereto included in this Form 10-K.

Propel

General

On January 28, 2015, Propel consummated the Transactions contemplated by the Merger Agreement  and the Exchange Agreement. Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

Kitara is a digital media and technology company providing video solutions to advertisers, digital publishers, and video content providers. With hundreds of millions of monthly video advertising and content views, Kitara delivers precise targeting and engagement for advertisers, accretive monetization and engaging video content for publishers, and expanded distribution for video content providers. Kitara’s internally developed proprietary technology platform PROPEL+ enables the automation and optimization of video advertising, video content and digital publishing spaces, while enhancing the video experience for consumers.

Future Ads is a diversified online advertising company. Future Ads generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services. Future Ads delivers advertising through its real-time, bid-based, online advertising platform called Trafficvance. This technology platform allows advertisers to target audiences and deliver text, display and video based advertising. The Future Ads business and its Trafficvance platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Future Ads offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Future Ads has over 1,400 advertiser customers and serves millions of ads per day.

Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara, with Kitara surviving the merger as a wholly-owned subsidiary of Propel. In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Plan and 2013 Plan, and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued under such plans after the closing. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge on or about the fourth anniversary of the closing, $6,000,000 in cash. The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Furthermore, Propel reimbursed the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and has assumed all of their unpaid transaction expenses as of such date. Propel estimates that the aggregate transaction expenses reimbursed or assumed by were be approximately $1.0 million.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

Results of Operations

There were no results of operations for Propel for the years ended December 31, 2014 and 2013.

Liquidity and Capital Resources

Sources of Liquidity

On January 28, 2015, in connection with the closing of the Transactions, Propel, certain of its subsidiaries (including Kitara) as “Borrowers” and certain other of its subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019.

At the closing of the transactions contemplated by the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara Media Corp. and Wells Fargo Bank, National Association (“Wells Fargo”), as amended or otherwise modified prior to the Effective Date, and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, the other loan documents and the transactions contemplated therein, (c) to finance the cash consideration for the Exchange and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 will be $1,219,000 The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and re-borrow the Revolving Loans prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the Total Revolving Credit Commitment and the Borrowing Base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and no more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $800,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

Future Ads

References in this section to the “Company” and “we,” “us” and “our” refer to Future Ads and its subsidiaries.

General

Future Ads LLC is an interactive online advertising company headquartered in Irvine, California. Since our inception, our principal business has been results-focused online advertising through a digital media platform and publisher monetization.

We generate revenues primarily by selling direct response advertising to companies which are trying to acquire new customers, and delivering those ads through our online advertising platform. There are several key trends in our industry which create opportunities, challenges and risks for the business.

The continued growth of video as an online advertising medium creates significant opportunities for us. The inclusion of video ads in our offering allows us to increase the amount of revenue generated out of each interaction with the consumer; so as video demand continues to grow, it enables us to increase revenue and profitability. We are working to maximize this opportunity by increasing the number of effective ways that advertisers can deploy video ads across our platform. Additionally, as direct response advertisers who have traditionally focused on TV transition to the digital market, it will likely increase the size of our potential customer base.

Because the online ad business is a real time business, advertisers can move budgets monthly, weekly, daily, even hourly up or down. The one constant is that the advertiser will always spend and increase spend with those providers who demonstrate superior performance and conversions. Consequently, the online advertising business tends to be a flow business. So long as performance is good, the business predictability is reasonably good and will continue in an upward trajectory until a competitive or external factor disrupts performance. Any disruption in advertiser performance such as deterioration in the quality of inventory that results in declining performance will affect our business. Management seeks to mitigate this risk by focusing on improving performance through better inventory yield management analytics and technologies, introducing adserving algorithms that optimize advertiser campaigns and performance and developing technologies that improve user experiences and thus enhancing the opportunity for conversions from the advertising campaigns the Company runs.

The migration of users from desktop to mobile is also a significant trend in the market. This trend presents a risk in that it may, over time, reduce the number of opportunities that our desktop advertising platform has to serve ads to consumers. It also creates a significant opportunity for us to deploy our platform in the mobile environment and significantly increase the reach of our network. Management currently is focused on transitioning our products and services onto mobile platforms.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	For the Year Ended December 31,
Income	2014	2013

Revenues	$89,461,000	$110,863,000
Costs and operating expenses:
Publisher expenses and other service costs	41,865,000	52,699,000
Salaries, commissions, benefits and related	10,867,000	6,636,000
Technology development and maintenance	2,198,000	1,764,000
Marketing and promotional	366,000	373,000
General and administrative	2,407,000	1,985,000
Professional services	1,538,000	753,000
Depreciation and amortization	1,314,000	1,240,000
Operating income	28,906,000	45,413,000

Interest expense	1,000	4,000
Net income	$28,905,000	$45,409,000

Adjusted EBITDA (a non-GAAP measure)

Net income	28,905,000	45,409,000
Depreciation and amortization	1,314,000	1,240,000
Interest expense	1,000	4,000
Adjusted EBITDA (a non-GAAP measure)	$30,220,000	$46,653,000

Revenue and Operating Income Highlights

Consolidated revenue for the year ended December 31, 2014 decreased by $21,402,000, or 19%, to $89,461,000 as compared to $110,863,000 for the year ended December 31, 2013. The decrease in revenue was primarily due to reduced spending from two specific groups of advertisers:

●	advertisers from the for-profit on-line education space, who dramatically reduced their advertising budgets in part in response to a regulatory change; and

●	advertisers who had been promoting the download and installation of search toolbars who have curtailed that business line in the wake of changes implemented by Google and Yahoo.

Operating income for the year ended December 31, 2014 decreased by $16,507,000 or 36% to $28,906,000 as compared to $45,413,000 for the year ended December 31, 2013. Operating income as a percentage of revenue decreased to 32% for the year ended December 31, 2014 from 41% for the year ended December 31, 2013. The decrease in operating income was due to the decrease in revenue as well as to the reduction in operating income as a percentage of revenue, which was primarily due to an increase in salaries, commissions, benefits and related expenses as a percentage of revenue from 12% for the year ended December 31, 2014 to 6% for the year ended December 31, 2013.

Publisher Expenses and Other Service Costs

Publisher Expenses and Other Service Costs for the year ended December 31, 2014 decreased by $10,834,000, or 21%, to $41,865,000 as compared to $52,699,000 for the year ended December 31, 2013. The decrease for the year ended December 31, 2014 was primarily due to future user registrations and lower media buy cost per new user registration.

Salaries, Commissions, Benefits and Related

Salaries, commissions, benefits and related expenses for the year ended December 31, 2014 increased by $4,231,000, or 64%, to $10,867,000 as compared to $6,636,000 for the year ended December 31, 2013. The increase for the year ended December 31, 2014 was primarily due to the implementation of a management bonus plan, which was implemented as of January 2014 and discretionary bonuses awarded to executives. Bonuses for the year ended December 31, 2014 totaled approximately $3,933,000 and were paid to eight senior executives in the company. This management bonus plan replaced former bonus plans for some of the senior executives.

The remainder of the increase in employee expenses came from

●	a six person increase in Future Ads’ headcount;

●	hiring of a new Chief Operating Officer and retention of the former Chief Operating Officer as Chief Revenue Officer;

●	annual raises, recruiting fees, severance cost and other increased costs of compensation.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the year ended December 31, 2014 increased by $1,634,000 or 34%, to $6,509,000 as compared to $4,875,000 for the year ended December 31, 2013. The increase for the year ended December 31, 2014 was primarily due to additional technology and development costs of $434,000 principally due to work performed by Bravo Studio to develop new technology; additional general and administrative costs of $422,000 (consisting principally of increases in hosting costs of $125,000 and travel and lodging of $154,000); and an increase in professional fees of $785,000, relating to the merger with Kitara Media.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2014 increased by $74,000, or 6%, to $1,314,000 as compared to $1,240,000 for the year ended December 31, 2013. The increase was primarily due to a slight increase in the amount of assets eligible to be depreciated or amortized as a result of investments made during prior periods.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA is determined by taking net income and adding interest expense, income taxes, depreciation and amortization and stock-based compensation, less interest income. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 28 for a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure.

Adjusted EBITDA for the year ended December 31, 2014 decreased by $16,433,000, or 35%, to $30,220,000 as compared to $46,653,000 for the year ended December 31, 2013. Overall the decrease in Adjusted EBITDA was due to a decrease in revenues. As explained above in “Revenue and Operating Income Highlights”, the decrease in revenue was primarily due to reduced spending from on-line education advertisers and other advertisers who promote the download of search toolbars from advertisers;

●	advertisers from the for-profit on-line education space, who dramatically reduced their advertising budgets in part in response to a regulatory change; and

●	advertisers who had been promoting the download and installation of search toolbars (such as Ask.com) who have curtailed that business line in the wake of changes implement by Google and Yahoo.

Liquidity and Capital Resources

Sources of Liquidity

Our operations have historically provided sufficient cash flow to fund all operational needs. The company has not raised or sought to raise any outside capital in the past five years.

Cash Flows

We believe that with the level of cash generated by our operations that we will have sufficient liquidity to maintain operations for a minimum of the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $30,106,000 for the year ended December 31, 2014, compared to $47,294,000 for the year ended December 31, 2013. The decrease in cash provided for the year ended December 31, 2014 relative to the year ended December 31, 2013 was primarily due to the fact that net income was $28,905,000 for the year ended December 31, 2014 compared to net income of $45,409,000 for the year ended December 31, 2013. The decrease in net income was due primarily to decreased revenue for year ended December 31, 2014 relative to the year ended December 31, 2013, as noted previously.

Net cash used in investing activities

Net cash used in investing activities was $1,226,000 for the year ended December 31, 2014, compared to $1,135,000 for the year ended December 31, 2013. The cash used in both periods was primarily for internal software development and for the acquisition of computer hardware utilized to deliver the company’s services.

Net cash used in financing activities

Net cash used in financing activities was $29,257,000 for the year ended December 31, 2014, compared to $48,395,000 for the year ended December 31, 2013. The majority of the cash used by financing activities represents distributions made to the Future Ads members.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

Revenue recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

Revenue is generated from multiple advertising channels, including (i) full-page display and transitional advertising units served on a cost-per-impression basis, (ii) in-text advertising units served on a cost-per-click basis, (iii) download-based partnerships on a revenue-sharing or cost-per-action basis, (iv) advertising display units on publisher networks and gaming media properties on a cost-per-mille basis, (v) advertising in the form of in-text and transitional display advertising units served on a cost-per-impression and cost-per-click basis through third party application developer partners, and (vi) third-party display and social media on a cost-per-action basis.

The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, our agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, we act as a principal in that we are the primary obligor to the advertiser customer. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as we act as a third-party distribution partner in these transactions, and the payments to publishers are the contractual obligation of the advertiser customers.

Third party application developer partners

We allow an approved group of third party application developer companies to distribute the Company’s advertising to its members through a revenue-share arrangement. We evaluated the indicators in ASC 605-45-45 and determined that the majority of the indicators support gross revenue recognition for each type of transaction. The revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, we acts as a principal in that it is the primary obligor to the advertiser customer. We expense collected revenue-sharing costs of in-text, full-page display and banner advertising units to members of third party application developer companies when the impression, click or action occurs.

Download based partners

We evaluated the indicators in ASC 605-45-45 and determined that the majority of the indicators support net recognition for each type of transaction. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as the Company acts as a third-party distribution partner in these transactions; and the payments to publishers are the contractual obligation of

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. Long-lived assets and certain identifiable intangible assets with definite lives are reviewed for impairment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

We capitalize certain costs related to our software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized.  Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. We evaluate these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. We capitalize only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. We will periodically perform reviews of the recoverability of such capitalized software costs.

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. No impairment losses were recognized for the years ended December 31, 2014 or 2013.

Kitara

References in this section to the “Company” and “we,” “us” and “our” refer to Kitara and its operating subsidiaries, Kitara Media, NYPG and Health Guru Media.

General

Kitara operates through its wholly owned subsidiaries, Kitara Media, Health Guru Media, and NYPG. Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers. Health Guru Media is the operator of Healthguru.com, an online health video resource site. NYPG is a publisher of Adotas.com, a website and daily email newsletter.

We are focused on delivering a set of comprehensive solutions supported by industry leading services and a proven video advertising technology platform. The Kitara Ad+ Solution provides video advertisers enhanced performance by delivering the desired target audience with well-positioned video ads that offer highly relevant and engaging video content experiences. The Kitara Publisher+ Solution offers online media publishers a full video solution, including technology, content and monetization. The Kitara Content+ Solution offers video content providers expanded reach for their content libraries with a highly engaged syndicated target audience by aligning video content with relevant publishers.

In addition, we manage an expanded video portfolio and media portfolio that further compliment the business. Working closely with both advertisers and publishers, we developed the Kitara Video+ Portfolio of video story formats that enhances audience engagement, campaign performance and advertising monetization, including video slideshows, video surveys, video quizzes, and video Q&A. We customize campaigns with one or more video story formats to leverage the right video content with the right video advertisements while contextually complimenting editorial placement. Independently, we have developed our own library of nearly 5,000 premium videos and continue to produce videos on a monthly basis. We also own and operate a portfolio of popular sites across multiple markets, including lifestyle, health, games, technology and business. Such sites include but are not limited to Healthguru.com and Adotas.com. We provide video advertising space on these properties to the benefit of our advertisers.

In 2013, we developed our own proprietary video content and ad delivery solution called PROPEL+. This technology can leverage campaign performance data for optimization and delivery and is directly integrated with many video advertising partners. Powered by real time data input, PROPEL+ optimizes up to 30 video advertising sources to select the right advertising source at the right time for the right user. PROPEL+ has given us the ability to grow video ad revenues and increase margins. The acquisition of Heath Guru further enhanced the PROPEL+ Platform with advanced content management and syndication capabilities.

We are a Delaware corporation incorporated on December 5, 2005. From our inception in 2005 until February 29, 2012, when we completed a reverse acquisition transaction with Andover Games, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. On February 29, 2012, we completed a reverse acquisition of Andover Games through a merger transaction whereby Andover Games became our wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became our financial statements. Prior to June 30, 2013, our principal business was focused on developing mobile games for iPhone and Android platforms.

On July 1, 2013, we consummated the transactions contemplated by the K/N Merger Agreement. Upon the closing, we ceased the operations of Andover Games, our operations became entirely that of Kitara Media and NYPG and the financial statements of Kitara Media became our financial statements. For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as Kitara Media members held a large percent of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

On August 19, 2013, we filed with the Secretary of the State of Delaware an amendment to our certificate of incorporation to change our name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect our current operations following the transactions contemplated by the K/N Merger Agreement.

On December 3, 2013, we entered into the HG Merger Agreement and simultaneously closed the transactions contemplated thereby, acquiring Health Guru Media. The financial results of operations of Health Guru Media from the date of acquisition to September 30, 2014 were consolidated into our financial statements.

On April 29, 2014, we sold a total of $7,000,000 of our shares of common stock (or an aggregate of 12,727,272 shares) to several accredited investors (the “Investors”), including Ironbound Partners Fund LLC, an affiliate of Jonathan Ledecky, the Company’s then Interim Chief Financial Officer and current non-executive Chairman of the Board (“Ironbound”) and Robert Regular, the Company’s chief executive officer. In connection with the offering, we issued warrants to purchase an aggregate of 6,363,636 shares of common stock.  The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019. We received proceeds from the offering of approximately $6,500,000, including the cancellation of a $1,000,000 promissory note held by Ironbound that was used to make its purchase in the offering, net of approximately $500,000 of commissions and expenses.

On October 10, 2014, we entered into the Merger Agreement and the Exchange Agreement. The Exchange Agreement was subsequently amended on December 23, 2014.

Upon the consummation of the Transactions contemplated by the Merger Agreement and the Exchange Agreement, (i) Propel became a new publicly traded company, (ii) we and Future Ads became wholly-owned subsidiaries of Propel and (iii) the Members acquired 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara acquired the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

The Transactions were financed by funds managed or advised by Highbridge, which provided $96 million in debt financing to Propel and certain of its subsidiaries (including our company and Future Ads). See Note 1 of the Kitara consolidated financial statements for additional information regarding the Transactions and the financing, included elsewhere in this annual report.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	For the Year Ended December 31,
	2014	2013
Revenue	$20,948,000	$25,377,000
Cost of revenue	15,917,000	17,148,000
Gross Profit	5,031,000	8,229,000
GP as % of revenue	24%	32%

Operating expenses
Employee Expenses	8,128,000	5,097,000
Related party expenses	174,000	251,000
Other operating expenses	5,531,000	2,432,000
Depreciation and amortization	472,000	525,000
Impairment of intangible assets	1,127,000	-
Impairment of goodwill	6,381,000	-
Total operating expenses	21,813,000	8,305,000

Operating loss	(16,782,000)	(76,000)

Interest expense	(238,000)	(43,000)

Loss before income taxes	(17,020,000)	(119,000)

Income tax benefit (expenses)	125,000	(67,000)
Net loss	$(16,895,000)	$(186,000)

Adjusted EBITDA (a non-GAAP measure)

Net loss	(16,895,000)	(186,000)
Depreciation, amortization, and impairment	7,980,000	525,000
Interest expense	238,000	43,000
Stock-based compensation expense	407,000	89,000
Taxes	(125,000)	67,000
Adjusted EBITDA (a non-GAAP measure)	$(8,395,000)	$538,000

Revenue and Gross Profit

Consolidated revenue for the year ended December 31, 2014 decreased by $4,429,000, or 17%, to $20,948,000 as compared to $25,377,000 for the year ended December 31, 2013. The revenue decline is principally attributable to the increased demands and requirements from advertisers to meet new standards of ad type, location and quality from publisher traffic sources and restrictions imposed by larger search engines.

In order to meet these new demands and requirements, Kitara Media implemented new standards and policies and launched additional proprietary and third party verification tools to screen publisher inventory to exceed advertisers’ requirements. The immediate implementation of these steps eliminated significant inventory sources and had a direct effect on revenue.

Gross profit for the year ended December 31, 2014 decreased by $3,198,000 or 39% to $5,031,000 as compared to $8,229,000 for the year ended December 31, 2013. Gross profit as a percentage of revenue decreased from 32% for the year ended December 31, 2013 to 24% for the year ended December 31, 2014. The decrease in gross profit was due to several factors in the business, including reduced bid pricing levels combined with the consistent cost of securing and maintaining quality publisher inventory. Profit was further impacted by the transition of technology during integration and deployment of new systems and methods for cost calculation, delivery and optimization.

During the year ended December 31, 2014, we advanced development efforts with our own proprietary video content and ad delivery solution PROPEL+. This technology can help us to leverage campaign performance data for optimization and delivery, and is directly integrated with many video advertising and digital publishing partners. Evolving an integrated Video+ Portfolio with Health Guru Media video formats and a library of premium video content, PROPEL+ combines efficient delivery and optimization into one video platform to deliver strong engagement for advertisers and high revenues for publishers, as well as improve user experience with engaging digital content. We have also implemented various monitoring and screening tools in order to provide our advertisers transparency and the highest quality traffic.

Employee Expenses

Employee expenses for the year ended December 31, 2014 increased by $3,031,000, or 59%, to $8,128,000 as compared to $5,097,000 for the year ended December 31, 2013. The increase was due to the eleven months of expenses for employees of Health Guru of approximately $2,200,000. (Health Guru's twelve months of expenses in 2014, as compared to one month of expenses in 2013), and an increase in stock-based compensation of $318,000.

Other Operating Costs and Related Party Expenses

Other operating costs and related party expense for the year ended December 31, 2014 increased by $3,022,000, or 113%, to $5,705,000 as compared to $2,683,000 for the year ended December 31, 2013. The increase for the year was primarily due to the additional costs incurred in connection with Health Guru Media. The additional operational costs related to the Health Guru Media acquisition totaled $2,112,000 for the year ended December 31, 2014.

In an effort to improve the quality of our traffic resources, we established various vendor relationships that provide tools to monitor the quality of our traffic resources as well as provide the ability to filter any traffic that does not meet our standards. The increase in software and technical services was $580,000 for the year ended December 31, 2014. We also had higher hosting costs of $518,000 for the year ended December 31, 2014 due to the additional video traffic.

Legal and accounting costs increased by approximately $426,000 from the year ended December 31, 2014 to 2013, related principally to costs incurred for public company compliance, as well as diligence and documentation in connection with the Exchange Agreement.

Insurance costs were higher by approximately $78,000 for the year ended December 31, 2014 due to the higher coverage needed as a public entity. There was also an increase in bank fees of approximately $183,000 for the year ended December 31, 2014 due to the establishment of the Wells Fargo credit facility that was not in place until November 2013.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2014 decreased by $53,000, or 10%, to $472,000 as compared to $525,000, for the year ended December 31, 2013.

Impairment of Intangible Assets and Goodwill

During the year ended December 31, 2014, we recorded an impairment of our intangible assets and goodwill of $1,127,000 and $6,381,000, respectively. We recorded impairments of certain video library, advertiser relationships and domain name intangibles on account of reduced projected revenues due to industry wide changes and innovation, changes in the expected useful lives of the intangible assets, and changes to projected revenues from existing advertiser relationships. We recorded the impairment of goodwill on account of declines in the Company's revenues, net income, and cash flows, which in the aggregate, adversely impacted the fair value of the enterprise. We used both a guideline companies and a discounted cash flows approach in preparing our estimate of the fair value of the enterprise. We did not record any impairment during the year ended December 31, 2013.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA is determined by taking net loss and adding interest, taxes, depreciation, amortization, impairment, and stock-based compensation. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies.

Adjusted EBITDA for the year ended December 31, 2014 decreased by $8,933,000, or 1,660%, to negative $8,395,000 as compared to positive $538,000 for the year ended December 31, 2013. Overall the decrease in Adjusted EBITDA was due to lower sales and an increase in employee expenses. As explained above in “Revenue and Margin”, the decrease in gross profit was due to several factors in the business, including reduced bid pricing levels combined with the consistent cost of securing and maintaining quality publisher inventory. Profit was further impacted by the transition of technology during integration and deployment of new systems and methods for cost calculation, delivery and optimization.  Please refer to page 35 for a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure.

Liquidity and Capital Resources

Sources of Liquidity

Upon the consummation of the Transactions contemplated by the Merger Agreement and the Exchange Agreement, (i) Propel became a new publicly traded company, (ii) we and Future Ads became wholly-owned subsidiaries of Propel and (iii) the Members acquired 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara acquired the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

The Transactions were financed by funds managed or advised by Highbridge, which provided $96 million in debt financing to Propel and certain of its subsidiaries (including our company and Future Ads). See Note 1 of Kitara’s consolidated financial statements for additional information regarding the Transactions and the financing, included elsewhere in this annual report.

Management believes that our cash balances on hand, availability under the revolving credit facility and cash flows generated from the consolidated post-merger operations of Propel and will be sufficient to fund the Company’s net cash requirements through December 31, 2015.

Cash Flows

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Net cash used in operating activities

Net cash used in operating activities was $4,465,000 for the year ended December 31, 2014, compared to $388,000 for the year ended December 31, 2013.  The increase in cash used for the year ended December 31, 2014 was primarily due to the net loss of $16,895,000 for the year ended December 31, 2014 compared to net loss of $186,000 for the year ended December 31, 2013.  This was offset by non-cash expenses of $8,653,000 and $962,000, respectively. The greater net loss was due to the added costs from the acquisition of Health Guru Media of $2,112,000 and lower revenues and corresponding margins which are described in detail above.  This net cash was offset by an increase in the collection of accounts receivable of $4,987,000 and $214,000, respectively.

Net cash used in investing activities

Net cash used in investing activities was $585,000 for the year ended December 31, 2014, compared to net cash provided by investing activities of $16,000 for the year ended December 31, 2013. In both periods we used cash primarily for software development for internal use.  In 2014 and 2013, our main project was the development of the PROPEL + player, which is an ad delivery solution. During the year ended December 31, 2013, net cash provided included cash of $754,000 acquired in connection with the acquisition of Health Guru.

Net cash provided by financing activities

Net cash provided by financing activities was $4,070,000 for the year ended December 31, 2014, compared to $2,850,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we received $5,491,000 in net proceeds from a private placement compared to $3,701,000 during the year ended December 31, 2013. On March 26, 2014, we issued a promissory note (the “Note”) in favor of Ironbound with a principal amount of $1,000,000. The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by the Company of a private placement of its equity or debt securities or any other financing raising gross proceeds of at least $1,000,000 (either the “Maturity Date”). The Note was converted to equity in connection with our April 2014 offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that of our significant accounting policies (see Note 2 of the consolidated financial statements of Kitara included in this annual report), the following policies involve a higher degree of judgment and complexity:

Capitalization of internally developed software

We follow the guidance of ASC Topic 350-40, “Internal-Use Software” and ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed” in regards to the capitalization of software development costs.

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. We will periodically perform reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Revenue recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Accordingly, we recognize revenue when the following four basic criteria have been met:

●	Existence of persuasive evidence than an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed and determinable; and

●	Collectability is reasonably assured.

Our revenues are recognized in the period that the actions occur or when services are provided and the criteria of ASC Topic 605 are met. Additionally, consistent with the provisions of ASC Topic 605-45, “Principle Agent Considerations,” (“ASC Topic 605-45”), our revenues are recorded on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenues.

Prepayments and amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable and accrued liabilities or accounts receivable, net, in the accompanying consolidated balance sheets.

Business Combinations

For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings are recognized as a gain attributable to the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Upon the consummation of the Transactions, which occurred after the end of such quarter, we initiated the establishment of internal control procedures for Propel as the holding company of Future Ads and Kitara.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jared Pobre	40	Executive Chairman of the Board
Robert Regular	42	Chief Executive Officer and Director
Marv Tseu	67	President and Director
Sam Humphreys	55	Director
Jonathan J. Ledecky	57	Director
David Shapiro	44	Chief Corporate Development Officer, General Counsel and Secretary
Jeff McCollum	43	Chief Revenue Officer
Howard Yeaton	60	Interim Chief Financial Officer

Jared Pobre has served as our Executive Chairman of the Board since January 2015. Mr. Pobre founded Future Ads’ predecessor company in 2001 and served as its Chief Executive Officer until Future Ads was formed in 2008. Mr. Pobre continued to serve as the Chief Executive Officer of Future Ads until March 2015. Prior to founding Future Ads, Mr. Pobre worked at Autobytel Inc. (NASDAQ: ABTL), an online leader offering consumer purchase requests and marketing resources to car dealers and manufacturers, where he served as its Senior Media Buyer, and Local Corporation (NASDAQ: LOCM), a local advertising technology company that delivers solutions designed to connect businesses and consumers, where he served as its Director of Business Development. Mr. Pobre is the 2009 recipient of the Ernst and Young Entrepreneur of the Year Award in the technology category. He graduated with a degree in business from the University of Southern California. We believe Mr. Pobre is well-qualified to serve as the Chairman of the board of directors of Propel due to his experience in the online advertising industry and his business acumen.

Robert Regular has served as our Chief Executive Officer and as a member of our board of directors since October 2014. Mr. Regular also has served as Kitara’s Chief Executive Officer and as a member of the Kitara board of directors since July 2013 and as Future Ads’ Chief Executive Officer since March 2015. Mr. Regular co-founded Kitara Media in June 2006 and has served as its president since then. Mr. Regular has also served as chief executive officer and publisher of NYPG and Adotas.com since June 2007. From 2001 to May 2007, Mr. Regular served as vice president of business development and later president of Oridian, Inc., a global online advertising network and exchange that completed a business combination with Active Response Group and Ybrant Digital in 2007. From 1998 until 2001, Mr. Regular served as vice president of sales and marketing for Conducent, Inc., an online advertising agency. From 1995 to 1998, Mr. Regular served as director and producer for WHP-TV (CBS) and Clear Channel Communications. In addition, Mr. Regular founded Kirium Interactive, an ecommerce web development company, in 1993 and served as an advisor to it from 1993 to 1997. Mr. Regular received a B.A. from the Pennsylvania State University with Creative Achievement Honors in 1995. We believe Mr. Regular is well-qualified to serve as a member of the Propel board of directors due to his experience in the online advertising industry and his business contacts.

Marv Tseu has served as our President and as a member of our board of directors since January 2015. Mr. Tseu also has served as Future Ads’ President since January 2015, as Kitara’s President since April 2015 and as Future Ads’ Chief Operating Officer of Future Ads since April 2014. He has been a member of the Board of Directors of Plantronics, Inc. (NYSE:PLT) since 1999 and serves as Chair of the Board and Presiding Director of executive sessions. Mr. Tseu has served as a managing partner since 2008 of Waypoint Strategies, a firm which advises companies’ boards, CEOs and management on alignment of roles, responsibilities and actions to improve corporate performance. From June 2009 to September 2013, Mr. Tseu served as Chief Operating Officer of Exponential Interactive, a leading global provider of advertising intelligence and digital media solutions to brand advertisers. From May 2006 to November 2007, Mr. Tseu served as Chief Executive Officer and Director of Axesstel, Inc., a designer and developer of fixed wireless voice and broadband data products. From October 2002 to March 2006, Mr. Tseu served as the Chief Executive Officer and was a founder of Active Reasoning, Inc., a private company that produced resource management software to help enterprises manage their IT operations, which was acquired by Oracle Corporation in 2007. From 2000 to 2002, Mr. Tseu served as a consulting venture partner with ComVentures, LLP, a venture capital firm focusing on communications companies. From February 2001 to July 2001, Mr. Tseu was Chief Executive Officer of Method Networks, Inc., an Internet technology company helping enterprises automate the management of their Internet networks. From October 1999 to October 2000, Mr. Tseu served as President and Chief Executive Officer and was a co-founder of SiteSmith, Inc., a provider of outsourced Internet site operations. From August 1998 to July 1999, Mr. Tseu served as President of Structured Internetworks, Inc., a company engaged in the design and marketing of bandwidth allocation products. Mr. Tseu has a Bachelor of Arts degree in Economics from Stanford University. We believe Mr. Tseu is well-qualified to serve as a member of the board of directors due to his experience in the online advertising industry and his business acumen.

Sam Humphreys has served as a member of our board of directors since January 2015. Mr. Humphreys also has served as a member of the Kitara board of directors since July 2013. Since 2006, Mr. Humphreys has served as the chief executive officer of London Bay Capital, a private equity firm based in San Francisco that Mr. Humphreys co-founded. Prior to co-founding London Bay Capital, Mr. Humphreys was a principal in several private equity and venture capital firms, and prior thereto, a lawyer focused on mergers and acquisitions. Mr. Humphreys has participated as a founder or executive officer or, through his firms, the financial sponsor, of numerous high-growth businesses which pursued consolidation strategies in highly fragmented industries. These businesses include, among others, Envirofil Inc., which merged with USA Waste (solid waste services); US Delivery Systems, Inc. (same-day, same-city delivery services); PalEx (shipping pallets and containers); and Quanta Services (specialty contracting in telecom and electrical infrastructure). Prior to entering the private equity field, Mr. Humphreys was a partner at the law firm of Andrews & Kurth. We believe Mr. Humphreys is well-qualified to serve as a member of the board of directors due to his investing experience, his knowledge of mergers and acquisitions and his business contacts.

Jonathan J. Ledecky has served as a member of our board of directors since January 2015. Mr. Ledecky also has served as a member of the Kitara board of directors since January 2011 and as Kitara’s non-executive chairman of the board since February 2012. Previously, Mr. Ledecky served as Kitara’s interim chief financial officer, from February 2012 until July 2013, and as Kitara’s chief executive officer, from January 2011 to February 2012, during which time Kitara was known as Ascend Acquisition Corp. In October 2014, Mr. Ledecky became a co-owner of the National Hockey League’s New York Islanders franchise. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NYC Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound, a private investment management fund, since March 1999. From June 1998 to August 2013, Mr. Ledecky served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty was spun out of U.S. Office Products in June 1998. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within three years. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky is well-qualified to serve as a member of the board of directors due to his public company experience, operational experience and business contacts.

David Shapiro has served as our Chief Corporate Development Officer, General Counsel and Secretary since January 2015. Mr. Shapiro also has served as Future Ads’ and Kitara’s Chief Corporate Development Officer and General Counsel since April 2015 and previously served as Future Ads’ General Counsel and Executive Vice President, Business & Legal Affairs, from January 2012 to April 2015. Mr. Shapiro served as Future Ads’ outside General Counsel from October 2011 to December 2011. From September 2008 to October 2011, Mr. Shapiro served as a consultant to media and internet companies. From May 2006 to September 2008, Mr. Shapiro served as the Senior Vice President, Business & Legal Affairs and Secretary to DIC Entertainment, a publicly traded, children’s entertainment company. Prior to that, Mr. Shapiro was a member of the Office of the CEO and the Head of Corporate Projects and Initiatives at LRN, a leading provider of technology-enabled ethics and corporate governance solutions, and a corporate attorney at Wilson Sonsini Goodrich and Rosati, where he specialized in venture capital financings and mergers and acquisitions for public and private technology companies. Earlier in his career, he served as an Assistant District Attorney in the Manhattan District Attorney's Office. Mr. Shapiro graduated with honors from Harvard Law School and received a Master's degree in Public Policy from the Eagleton Institute of Politics and a Bachelor of Arts degree in Politics from Brandeis University, where he graduated Phi Beta Kappa.

Jeff McCollum has served as our Chief Revenue Officer since March 2015. Previously, from February 2011 to September 2014, Mr. McCollum served as President and Chief Revenue Officer of Cake Marketing Division at Accelerize New Media Inc. He served as the Head of Lead Generation Division at Accelerize New Media Inc. from March 2007 to February 2011. Mr. McCollum served as Vice President of Sales for eForce Media Inc., from 2004 to March 2007, where he was responsible for creating a market, understanding the technology and generating demand for sales leads within several industries. He co-founded Ecological Technologies, where he served as Vice President of Business Development and sales from 2001 to 2002. Mr. McCollum has over two decades of Internet sales experience. He started in technology at Netscape Communications in December 1995, where he was responsible for selling to, and implementing software solutions for, utility companies. He was also responsible for implementing a secure extranet application to support and increase sales for all 2,500 Netscape resellers. Mr. McCollum joined Snap, and served as its Director of Business Development, Entertainment, where he identified, negotiated and closed numerous deals and managed relationships with NBC broadcasting and studio operations from 1999 through 2001. Mr. McCollum then served as Director of Business development for ICM/Breakpoint, an entertainment and media talent agency. Mr. McCollum is a graduate of the University of Southern California.

Howard Yeaton has served as our Interim Chief Financial Officer since January 2015. Mr. Yeaton has been the Managing Principal of Financial Consulting Strategies LLC since 2003, a firm serving principally early stage public companies with financial reporting support and other related strategic services. In addition, since July 2014, Mr. Yeaton has served as interim Chief Financial Officer of Energous Corporation, a public company listed on the Nasdaq Capital Market. Prior to founding Financial Consulting Strategies LLC, Mr. Yeaton served in various financial leadership positions for Konica and Teco Energy. Mr. Yeaton began his career with Deloitte, an international accounting and auditing firm. Mr. Yeaton currently serves as a director and chairman of the audit committee for Stewardship Financial Corporation, a community bank. Mr. Yeaton has a BS in accounting from Florida State University in Tallahassee, FL, and a Masters in Business Administration from the University of Connecticut in Storrs, CT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In January 2015, our board of directors adopted a code of ethics that applies to our directors, officers and employees. We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to Propel Media, Inc., 525 Washington Blvd., Suite 2620, Jersey City, New Jersey 07310.

Corporate Governance

We do not have separate standing audit, nomination or compensation committees. We do not believe it is necessary for our board of directors to appoint such committees, or have a separately designated lead director, because the volume of matters that come before the board of directors for consideration permits the full board to give sufficient time and attention to such matters to be involved in all decision making.

Our entire board of directors serves as our audit committee. Our board of directors has determined that Sam Humphreys would qualify as an audit committee financial expert within the meaning of the rules and regulations of the SEC and is independent as determined for audit committee members in accordance with the NASDAQ listing standards.

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in our last fiscal quarter.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Robert Regular was our sole director and executive officer from our inception in October 2014 until the closing of the Transactions on January 28, 2015. He did not receive any compensation from us for the year ended December 31, 2014.

The following table sets forth information concerning compensation for the years ended December 31, 2014 and 2013 for each of the named executive officers of Kitara that we expect will be named executive officers of the Company:

Summary Compensation Table for Fiscal Years 2014 and 2013

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)

Robert Regular	2014	350,000	-		350,000
Chief Executive Officer	2013	430,000	199,000	(1)	629,000

(1)	Refer to Note 9 of Kitara’s audited financial statements included elsewhere in this Form 10-K for a discussion of the assumptions made in the valuation of the option.

Description of Compensation Arrangements

New Compensation Arrangements

On March 6, 2015, we entered into an employment agreement (each an “Employment Agreement” and collectively the “Employment Agreements”) with each of Jared Pobre, Robert Regular, Marv Tseu and David Shapiro (each an “Executive” and collectively the “Executives”).

Each Employment Agreement is for a term of three years, unless earlier terminated as provided in the agreement or unless extended by mutual written agreement of the Company and the Executive. If the Executive continues to work for the Company after the expiration of the term, his employment will be on the same terms as the Employment Agreement, except that he will be an “at will” employee and the severance provisions described below will no longer be in effect.

The Employment Agreements provide for base salaries of $250,000 for Mr. Pobre, $500,000 for Mr. Regular, $486,000 for Mr. Tseu and $320,000 for Mr. Shapiro. Each of the Executives will be reimbursed for his reasonable business expenses, subject to an exception for certain costs of commuting for Mr. Tseu.

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus will be targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus will be targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro will be eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Future Ads. Under the quarterly bonus program, at the end of each fiscal quarter, we will evaluate the financial performance of Future Ads and the performance of Messrs. Tseu and Shapiro and then calculate the bonuses for each Executive for such quarter.

In accordance with the Employment Agreements for Messrs. Regular, Tseu and Shapiro, on March 6, 2015, the Company granted an option to purchase 2,100,000 shares of common stock to Mr. Regular, an option to purchase 3,000,000 shares of common stock to Mr. Tseu and an option to purchase 3,000,000 shares of common stock to Mr. Shapiro. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

The Employment Agreements provide that, in the event of a termination of an Executive’s employment by the Company without “cause” or by the Executive for “good reason” (each as defined in the Employment Agreements), the Company will pay him (i) an aggregate amount equal to 100% of his base salary, payable over the course of 12 months, subject to the Executive executing a general release of all claims against the Company, (ii) all valid expense reimbursements, and (iii) all accrued but unused vacation pay. In addition, all of Executive’s equity awards, including the options described above, will fully vest and be exercisable for one year following the termination of employment.

Each of the Employment Agreements restricts the Executive from disclosing confidential information concerning the business of the Company. The Employment Agreements for Messrs. Pobre and Regular also contain customary restrictive covenants relating to noncompetition and nonsolicitation, which run for the term of the Employment Agreements and until January 28, 2017.

Prior Compensation Arrangements

Prior to entering into the employment agreement with Propel on March 6, 2015, Mr. Regular’s employment had been governed by an employment agreement with Kitara dated as of July 1, 2013. Under the prior employment agreement, Kitara had employed Mr. Regular as its Chief Executive Officer. The employment agreement had been for a four-year term. Mr. Regular was entitled to receive a base salary of $350,000 per year and was eligible to earn an annual performance bonus targeted to be approximately 50% of his base salary upon meeting performance objectives as defined from time to time. Mr. Regular also received an initial stock option grant of options to purchase 2,400,000 shares of Kitara common stock, such options exercisable at $0.20 per share (the closing price of Kitara common stock on the date of grant) and vesting on a quarterly basis throughout the four-year vesting term of the prior employment agreement. The options had a contractual life of five years.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards as of December 31, 2014.

The following table summarizes information concerning the outstanding equity awards of Kitara, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2014 for each of the named executive officers of Kitara which will be a named executive officer of the Company:

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable		Option Exercise Price ($)	Option Expiration Date

Robert Regular	750,000	1,650,000	(1)	$0.20	7/2/2018
Chief Executive Officer

(1)	The option vests in equal quarterly installments of 150,000 shares of common stock on January 1, March 1, July 1 and October 1 of each year, with the last installment vesting on July 1, 2017.

Upon consummation of the Transactions, we assumed Kitara’s outstanding stock options, including the option to purchase 2,400,000 shares of our common stock held by Mr. Regular that is set forth in the table above. The option is vested as to 750,000 shares, with the remainder vesting in quarterly installments of 150,000 shares.

In addition, as described above, on March 6, 2015, we granted an option to purchase shares of our common stock to each of Messrs. Regular, Tseu and Shapiro in accordance with their respective Employment Agreements.

Retirement Plans

We do not have any plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. We do not have any contracts, agreements, plans or arrangements that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of such named executive officer, or a change in control of our company or a change in such named executive officer’s responsibilities following a change in control, except the payments described above pursuant to our employment agreements with our named executive officers.

Termination and Change in Control Payments

Each of Messrs. Pobre, Regular, Tseu and Shapiro is entitled to payment under his employment agreement upon termination of his employment by us without “cause” or by him for “good reason,” as described above. In addition, each of our 2014 Long-Term Incentive Equity Plan (the “2014 Plan”), the Kitara 2013 Long-Term Incentive Equity Plan assumed by us and the Kitara 2012 Long-Term Incentive Equity Plan assumed by us provides that, in the event that a person or more than one person acting as a group acquires more than 50% of the total fair market value or combined voting power of our stock in a transaction not approved by our board of directors, all of the stock options under the plan, including the stock options held by our named executive officers, will automatically vest and become immediately exercisable in full. The plan also provides that, in the event a person or more than one person acting as a group acquires more than 50% of the total fair market value or combined voting power of our stock or more than 50% the total gross fair market value of all of our assets in a transaction approved by our board of directors, our board of directors may either accelerate the vesting of all of the stock options under the plan, including the stock options held by our named executive officers, or require the holders of any award granted under the plan to relinquish such award to us for cash.

Director Compensation

As of the date of this Form 10-K, except as described below, we have not established any compensation plan for the members of our board of directors.

The following table sets forth information concerning compensation of Kitara’s directors (other than directors who are also named executive officers and whose compensation is fully reflected in the Summary Compensation Table for Kitara above) for the year ended December 31, 2014:

Name	Option Awards($)		Total Compensation($)
Sam Humphreys	$0		$0
Jonathan Ledecky	$191,357	(1)	$191,357
Jeremy Zimmer	$0		$0
Ben Lewis	$0		$0
Richard Hecker	$0		$0

(1)	As of December 31, 2014, Ironbound, an affiliate of Mr. Ledecky, held an option to purchase 750,000 shares of Kitara common stock for $0.60 per share, which expires on May 7, 2019. The option was granted to Ironbound by Kitara on May 7, 2014 and was assumed by us in connection with the Transactions. Refer to Note 9 of Kitara’s audited financial statements included elsewhere in this Form 10-K for a discussion of the assumptions made in the valuation of the option.

On March 6, 2015, the Company granted an option to purchase 750,000 shares of common stock to each of Messrs. Ledecky and Humphreys. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The beneficial ownership of each person was calculated based on 250,010,162 shares of our common stock outstanding as of April 10, 2015, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 10, 2015, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the following persons have sole voting and sole investment power with regard to the shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Beneficial Ownership
Executive Officers and Directors:
Jared Pobre(1) 2010 Main St, Suite 900 Irvine, CA 92614	92,475,553	(2)	37.0%
Robert Regular 525 Washington Blvd, Suite 2620 Jersey City, New Jersey 07310	11,186,364	(3)	4.5%
Jonathan J. Ledecky(4) 970 West Broadway, PMB 402 Jackson, Wyoming 83002	16,144,685	(5)	6.4%
Sam Humphreys c/o London Bay Capital, LLC 15 Funston Avenue San Francisco, CA 94129	0	(6)	0%
Marv Tseu 2010 Main St, Suite 900 Irvine, CA 92614	0	(7)	0%
David Shapiro 2010 Main St, Suite 900 Irvine, CA 92614	0	(8)	0%
Jeff McCollum 2010 Main St, Suite 900 Irvine, CA 92614	0	(9)	0%
All executive officers and directors as a group (7 individuals)	119,806,602	(10)	47.4%
Five Percent Holders:
Selling Source, LLC c/o London Bay Capital, LLC 15 Funston Avenue San Francisco, CA 94129	32,145,294	(11)	12.9%
Ironbound Partners Fund LLC(4) 970 West Broadway, PMB 402 Jackson, Wyoming 83002	16,144,685	(12)	6.4%
Neptune Capital Trust(13) c/o Brian Mason P.O. Box 3104 Avarua, Rarotonga, Cook Islands	61,650,368		24.7%
Family Trust of Jared L. Pobre(1) 2010 Main St, Suite 900 Irvine, CA 92614	92,475,553		37.0%

*	Less than one percent.

(1)	Mr. Pobre is the sole trustee of the Family Trust of Jared L. Pobre and, as such, has sole voting and dispositive power over the shares of common stock beneficially owned by the trust.

(2)	This amount represents shares of common stock beneficially owned by the Family Trust of Jared L. Pobre.

(3)	This amount includes (i) 10,090,909 shares of common stock, (ii) 1,050,000 shares of common stock issuable upon exercise of stock options, which are currently exercisable or may become exercisable within 60 days, and (iii) 45,455 shares of common stock issuable upon the exercise of warrants which are currently exercisable. This amount does not include 3,450,000 shares of common stock issuable upon exercise of stock options, which are not currently exercisable and will not become exercisable within 60 days.

(4)	Mr. Ledecky is the managing member of Ironbound and, as such, has sole voting and dispositive power over the shares of common stock beneficially owned by Ironbound.

(5)	This amount represents shares of common stock beneficially owned by Ironbound. Does not include 750,000 shares of common stock issuable upon exercise of the stock options held by Mr. Ledecky, which are not currently exercisable and will not become exercisable within 60 days.

(6)	This amount does not include (i) shares of common stock beneficially owned by Selling Source, LLC or (ii) 750,000 shares of common stock issuable upon exercise of the stock options held by Mr. Humphreys, which are not currently exercisable and will not become exercisable within 60 days. Mr. Humphreys is the Chief Executive Officer of London Bay Capital, LLC, which ultimately controls the shares beneficially owned by Selling Source, LLC.

(7)	This amount does not include 3,000,000 shares of common stock issuable upon exercise of the stock options held by Mr. Tseu, which are not currently exercisable and will not become exercisable within 60 days.

(8)	This amount does not include 3,000,000 shares of common stock issuable upon exercise of the stock options held by Mr. Shapiro, which are not currently exercisable and will not become exercisable within 60 days.

(9)	This amount does not include 1,000,000 shares of common stock issuable upon exercise of the stock options held by Mr. McCollum, which are not currently exercisable and will not become exercisable within 60 days.

(10)	This amount includes 1,800,000 shares of common stock issuable upon exercise of stock options, which are currently exercisable or may become exercisable within 60 days, and 987,500 shares of common stock issuable upon the exercise of warrants, which are currently exercisable. This amount does not include 11,650,000 shares of common stock issuable upon exercise of the stock options, which are not currently exercisable and will not become exercisable within 60 days.

(11)	Includes 10,000,000 shares held by Robert Regular subject to a voting rights agreement.

(12)	Includes (i) 14,452,640 shares of common stock, (ii) 750,000 shares of common stock issuable upon exercise of stock options, which are currently exercisable or may become exercisable within 60 days, and (iii) 942,045 shares of common stock issuable upon exercise of warrants, which are currently exercisable or may become exercisable within 60 days.

(13)	Brian Mason is the Managing Trustee of the Neptune Capital Trust and, as such, has sole voting and dispositive power over the shares of common stock beneficially owned by the Neptune Capital Trust.

Equity Compensation Plans

The following table provides certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Propel are authorized for issuance as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	-	-	-
Equity compensation plans not approved by security holders(2)	-	-	-
Total	-	-	-

(1)	On October 9, 2014, the Company and its sole stockholder approved the 2014 Long-Term Incentive Plan, pursuant to which a total of nine percent of the fully-diluted shares of the Company’s common stock outstanding as of the closing of the Transactions (or 26,172,326 shares) became available for awards under the plan upon such closing. Kitara’s stockholders approved the plan as of January 26, 2015. We have issued options to purchase 21,110,000 shares of our common stock under the plan, with a weighted average exercise price of $0.55.

(2)	On January 28, 2015, upon the closing of the Transactions, the Company assumed options originally issued by Kitara to purchase 7,507,500 shares of our common stock, which were issued under Kitara’s 2012 Long-Term Incentive Equity Plan and Kitara’s 2013 Long-Term Incentive Equity Plan. The Company also assumed an option to purchase 750,000 shares of our common stock that was not issued under the plans. These options have a weighted average exercise price of $0.30 and as of April 10, 2015, were exercisable with respect to 3,331,791 shares of common stock.

Upon the closing of the Transactions, we assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan,” and together, the “Plans”), and all outstanding stock options thereunder. However, we amended the plans so that no further awards may be issued thereunder. We also assumed an option (the “Assumed Option”) to purchase 750,000 shares of our common stock that was originally issued by Kitara outside of the Plans.

2012 Plan and 2013 Plan Options

As of December 31, 2014, the options issued under the Plans have a weighted average exercise price of $0.27, a weighted average term remaining of 3.7 years and are currently exercisable with respect to 2,267,217 shares of common stock.

Under the Plans, on a change in the number of shares of our common stock as a result of a dividend on shares of common stock payable in shares of common stock, a forward split, reverse split, combination or exchange of the common stock, or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, our board of directors shall determine whether such change equitably requires an adjustment in the terms of the options in order to prevent dilution or enlargement of the benefits.

Generally, stock options granted under the Plans may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable, during the holder’s lifetime, only by the holder, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of our board of directors, may transfer a non-qualified stock option to an immediate family member of the holder by gift or by domestic relations order or to an entity in which more than 50% of the voting interests are owned by the holder or immediate family members of the holder.

Generally, if the holder is an employee, no stock options granted under the Plans may be exercised by the holder unless he or she is employed by the Company or one of its subsidiaries at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, should a holder die while employed by the Company or one of its subsidiaries, unless otherwise provided in the stock option agreement, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as our board of directors may specify in the stock option agreement, or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, in the event the holder’s employment is terminated due to disability or normal retirement, unless otherwise provided in the stock option agreement, the holder may still exercise his or her vested stock options for a period of 12 months, or such other greater or lesser period as our board of directors may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, unless otherwise provided in the stock option agreement, the stock option will automatically terminate, except that if the holder’s employment is terminated by the Company without cause, the holder may still exercise his or her vested stock options for a period of three months, or such other greater or lesser period as our board of directors may specify in the stock option agreement, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter.

If any one person, or more than one person acting as a group, acquires the ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of the Company, and the Board does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the Plans shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the Plans and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which the Company acquires its stock in exchange for property is not treated as an acquisition of stock.

Our board of directors may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of the Company, which has been approved by the Board, (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the Plans, or (ii) require a holder of any award granted under the Plans to relinquish such award to the Company upon the tender by the Company to the holder of cash in an amount equal to the repurchase value of such award. For this purpose, gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Assumed Option

The Assumed Option has an exercise price of $0.04 and expires on May 9, 2019. It was fully vested upon issuance. In the event of any change in the shares of our common stock as a whole occurring as the result of a common stock split, or reverse split, common stock dividend payable on shares of our common stock, combination or exchange of shares, or other extraordinary or unusual event occurring after the grant of the Assumed Option, our board of directors will determine, in its sole discretion, whether such change equitably requires an adjustment in the terms of this Option. The Assumed Option is transferable by the holder other than by will or by the laws of descent and distribution, and is exercisable, during the holder’s lifetime, only by the Holder (or, to the extent of legal incapacity or incompetency, the holder’s guardian or legal representative).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Propel’s Related Transactions

On January 28, 2015, we consummated the Transactions contemplated by the Merger Agreement and the Exchange Agreement. In connection with the Transactions, the former members of Future Ads (the “FA Members”), including the Family Trust of Jared L. Pobre and Neptune Capital Trust, exchanged all of the outstanding membership interests of Future Ads for (i) $80,000,000 in cash, (ii) 154,125,921 shares of our common stock, (iii) the right to receive performance-based “earn out” payments that will enable the FA Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of our common stock, and (v) immediately after the payment of certain fees to Highbridge on or about the fourth anniversary of the closing, $6,000,000 in cash. The consideration payable to the FA Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara. Furthermore, we will reimburse the FA Members for all transaction expenses paid by Future Ads, its subsidiaries or the FA Members on or before the closing of the Transactions, and we assumed all of their unpaid transaction expenses as of such date. We estimate that the aggregate transaction expenses reimbursed or assumed by us are approximately $1.0 million. Jared Pobre, the Company’s Chairman of the Board, is the trustee of The Family Trust of Jared L. Pobre. Neptune Capital Trust became the beneficial owner of more than 10% of our common stock upon the closing of the Transactions.

In connection with the Transactions, we assumed the 2012 Plan and the 2013 Plan and all outstanding stock options thereunder, including an option to purchase 750,000 shares of the Company’s common stock at $0.60 per share held by Jonathan J. Ledecky and an option to purchase 2,400,000 shares of the Company’s common stock at $0.20 per share held by Robert Regular.

As a condition to the closing of the Transactions, on January 28, 2015, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Family Trust of Jared L. Pobre and the Neptune Capital Trust, who together constitute all of the FA Members that received shares of our common stock in the Transactions (the “Exchange Shares”). Pursuant to the Registration Rights Agreement, subject to compliance with certain lockup agreements between such FA Members and us, the holders of the Exchange Shares will have the right to demand that we file a registration statement on Form S-1 or any successor form thereto covering 15% or greater of the then-outstanding Exchange Shares. Furthermore, at any time when we are eligible to use Form S-3 or any successor form thereto, the holders of the Exchange Shares will have the right to demand that we file a registration statement on Form S-3 or any successor form thereto covering 5% or greater of the then-outstanding Exchange Shares. We will not be obligated to effect more than two such “demand” registrations on Form S-1, but there is no limit to the number of “demand” registrations that may be effected on Form S-3. The holders of the Exchange Shares also will have certain “piggyback” registration rights, in the event we propose or are required to register any of our equity securities on Form S-1 or Form S-3, whether or not for our own account. The “demand” and “piggyback” registration rights are subject to certain customary conditions and limitations.

Also as a condition to the closing of the Transactions, on January 28, 2015, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with the Family Trust of Jared L. Pobre and the Neptune Capital Trust, who together constitute all of the FA Members that received Exchange Shares. Pursuant to the Stockholders Agreement, until the first annual meeting of Propel, our board of directors shall be comprised of up to nine directors, of whom a majority shall be appointees of such FA Members. Commencing with the first annual meeting, such FA Members will have the right to designate for election at each annual or special meeting no fewer than (i) as long as the FA Members and their permitted transferees own at least 50% of our outstanding common stock, a number of directors equal to 50% of the number of directors then authorized (rounded down) plus one, and (ii) as long as the FA Members and their permitted transferees own less than 50% but at least 20% of our outstanding common stock, a number of directors equal to 40% of the number of directors then authorized (rounded up). Without the written consent of at least two of the directors appointed or nominated by the FA Members, we may not take certain actions with respect to, among other things, the composition of the board and its committees; the repurchase of our securities; the payment or declaration of dividends and distributions; the creation or disposition of subsidiaries; related party transactions; the amendment of our organizational documents; the acquisition of the securities, assets or business of a third party, or the disposition of any assets or business of ours; change of control (as defined in the Stockholders Agreement) transactions; or plans of liquidation, dissolution or winding up, or voluntary bankruptcy or similar filings. At such time as such FA Members and their affiliates and permitted transferees cease to collectively beneficially own at least 20% of our outstanding common stock, such FA Members shall cease to have the any rights under the Stockholders Agreement, subject to certain limited exceptions.

Future Ads’ Related Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe. This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Future Ads and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the years ended December 31, 2014 and 2013 totaled approximately $3,029,000 and $2,433,000, respectively.

Kitara’s Related Party Transactions

On January 7, 2013, Kitara entered into a letter agreement with United Talent Agency (“UTA”). UTA is an affiliate of Jeremy Zimmer, who was at the time a member of Kitara’s board of directors. Under the agreement, UTA was to assist Kitara in structuring partnerships with media companies, brands and/or personalities who had not been previously introduced to Kitara (a “Target”), with the purpose of creating licensed games for mobile or social platforms. The agreement was for a term of six months, with a six month tail. UTA was to receive (i) a retainer of $15,000 per month of the term and (ii) a commission equal to 10% of the “net profits” (as defined in the agreement) on each product resulting from a partnership that is entered into with a Target prior to the expiration of the tail. In June 2013, Kitara terminated this agreement in exchange for issuing UTA an aggregate of 180,000 shares of Kitara’s common stock.

On June 12, 2013, Kitara entered into a Merger Agreement and Plan Of Reorganization (the “K/N Merger Agreement”), as amended on July 1, 2013, with Kitara Media, NYPG and Robert Regular, as the former holders of all of the outstanding membership interests of Kitara Media, and Selling Source, as the former holder all of the outstanding shares of common stock of NYPG (together, the “K/N Signing Holders”). The closing of the transactions contemplated by the K/N Merger Agreement (the “K/N Closing”) occurred on July 1, 2013. Selling Source beneficially owned more than 10% of Kitara’s outstanding common stock and currently owns more than 10% of Propel’s outstanding common stock. Sam Humphreys, who is the Chief Executive Officer of the Selling Source’s managing member, became a member of Kitara’s board of directors at the K/N Closing and currently is a member of Propel’s board of directors. Mr. Regular became Kitara’s Chief Executive Officer and a member of Kitara’s board of directors at the K/N Closing and currently is Propel’s Chief Executive Officer and a member of Propel’s board of directors.

At the K/N Closing, (i) Selling Source received 20,000,000 shares of Kitara’s common stock and (ii) Mr. Regular received (a) 10,000,000 shares of Kitara’s common stock and (b) two promissory notes, one in the amount of $100,000 which is due and payable on January 1, 2015 (the “2015 Closing Note”) and one in the amount of $200,000 which is due and payable on January 1, 2023 (the “2023 Closing Notes,” and together, the “Closing Notes”). The 2015 Closing Note had a balance of $102,000 (consisting of $100,000 of principal and $2,000 of accrued interest) as of December 31, 2014. The Closing Notes accrue interest at 1% per annum, which is due at maturity. The 2015 Closing Note was paid in full upon consummation of the Transactions, at which time it had an outstanding balance of $102,000 (consisting of $100,000 of principal and $2,000 of accrued interest). The 2023 Closing Note, which remains outstanding, had a balance of $204,000 (consisting of $200,000 of principal and $4,000 of accrued interest) as of December 31, 2015. No principal or interest has been paid under the 2023 Closing Note. The largest amount due under the Closing Notes since their issuance was $300,000.

On July 1, 2013, in connection with the consummation of the K/N Merger Agreement, Kitara entered into a Registration Rights Agreement (the “K/N Registration Rights Agreement”) with the K/N Signing Holders. Pursuant to the K/N Registration Rights Agreement, Kitara was required, at its expense and upon the demand of the K/N Signing Holders holding at least 30% of the shares issued under the K/N Merger Agreement, use its reasonable best efforts to file a registration statement for such shares within 90 days (or 45 days if we are eligible to file a registration statement on Form S-3) after we receive a written demand from such holders. Subject to certain limitations, the K/N Registration Rights Agreement also provides the K/N Signing Holders certain piggyback registration rights for underwritten public offerings that Kitara may effect for its account or for the benefit of other selling stockholders. After the closing of the Transactions, the K/N Signing Holders have identical rights with respect to the shares of Propel common stock they received in exchange for the shares issued under the K/N Merger Agreement.

To provide for Kitara’s and the K/N Signing Holders’ post-closing respective indemnification rights, Kitara, the Committee (as defined in the K/N Merger Agreement), the Representatives (as defined in the K/N Merger Agreement) and Continental Stock Transfer and Trust Company entered into an escrow agreement (the “K/N Escrow Agreement”), pursuant to which an aggregate amount of shares equal to ten percent of the shares (“K/N Escrow Shares”) received by the K/N Signing Holders at closing was deposited in escrow. The K/N Escrow Shares are being reserved with respect to indemnification claims made by Kitara as a result of the litigation described under Item 3 of this Form 10-K.

In addition, on July 1, 2013, Kitara sold an aggregate of 4,000,000 shares of common stock to Ironbound on a private placement basis, for an aggregate purchase price of $2,000,000 or $0.50 per share, of which $300,000 was from the conversion of outstanding promissory notes held by Ironbound. Ironbound is an affiliate of Jonathan J. Ledecky, who was a member of Kitara’s board of directors and currently is a member of Propel’s board of directors.

On December 3, 2013, Kitara entered into a Merger Agreement and Plan of Organization (the “HG Merger Agreement”) with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby (the “HG Closing”). At the HG Closing, Health Guru Media became Kitara’s wholly owned subsidiary. At the closing, the former holders of the capital stock of Health Guru Media received an aggregate of 18,000,000 shares of Kitara’s common stock, including Joshua Silberstein, who received 650,277 shares. Mr. Silberstein became Kitara’s President and a member of Kitara’s board of directors at the HG Closing and served in such positions until the effectiveness of his resignation on December 31, 2014.

On December 3, 2013, under the HG Merger Agreement, Kitara granted certain registration rights to the former holders of the capital stock of Health Guru Media, including Mr. Silberstein. Kitara agreed to file, within six months of the closing, a registration statement with the SEC covering the resale by the former holders of the capital stock of Health Guru Media of the shares of common stock received by them in the merger and to use its best efforts (i) to have such registration statement declared effective as promptly as practicable and (ii) to maintain the effectiveness of the registration statement until the shares may be resold without registration and without volume limitation under an exemption from registration under the Securities Act, or until all of the shares have been resold. After the closing of the Transactions, the former holders of the capital stock of Health Guru Media have identical rights with respect to the shares of Propel common stock they received in exchange for the shares issued under the HG Merger Agreement.

To provide a fund for the parties’ rights to indemnification under the HG Merger Agreement, ten percent of the shares of our common stock (the “HG Escrow Shares”) received by the former holders of the capital stock of Health Guru Media was deposited in escrow in accordance with the terms of an escrow agreement (the “HG Escrow Agreement”), dated as of December 3, 2013, with Reitler Kailas & Rosenblatt LLC, as representative of the former holders of the capital stock of Health Guru, and Continental Stock Transfer & Trust Company, as escrow agent. The HG Escrow Shares, less the net amount of shares applied in satisfaction of or reserved with respect to indemnification claims made by us, will be released to the former holders of the capital stock of Health Guru on the 5th business day after we are required to file this Form 10-K.

In addition, on December 3, 2013, Kitara sold an aggregate of 4,000,000 shares of common stock on a private placement basis to several accredited investors, including Ironbound and Jeremy Zimmer, for an aggregate of $2,000,000 or $0.50 per share.

Kitara has received various accounting, human resource and information technology services from the Selling Source. For the years ended December 31, 2014 and 2013, Kitara and its predecessor, Kitara Media, recorded management fees for services performed by Selling Source on Kitara’s behalf of approximately $7,281 and $251,000, respectively. In addition, as part of the K/N Merger Agreement, Kitara was required to pay Selling Source cash equal to the amount of Kitara Media’s working capital at closing that exceeded $2,500,000. On October 21, 2013, Kitara issued 2,145,294 of common stock to Selling Source in satisfaction of the approximately $904,000 working capital adjustment and the approximately $170,000 liability for services provided by Selling Source to Kitara.

On March 26, 2014, in consideration of amounts loaned to Kitara, Kitara issued a promissory note in favor of Ironbound, with a principal amount of $1,000,000 (the “Ironbound Note”). The principal balance, together with interest, was due on the earlier of (a) April 25, 2014 and (b) the consummation by Kitara of a private placement of equity or debt securities or any other financing raising gross proceeds of at least $1,000,000. Interest accrued on the note at an annual rate equal to LIBOR as published in the Wall Street Journal plus 1% per annum. The Ironbound Note was converted into equity securities of Kitara on April 24, 2014, as described below. The largest amount due under the Ironbound Note since its issuance was $1,000,000 and the total amount of accrued interest paid on the note was $1,076.

On April 25, 2014, Kitara entered into a Securities Purchase Agreement (“Purchase Agreement”) providing for the sale on a private placement basis of shares of Kitara’s common stock at $0.55 per share and the issuance of warrants to purchase 50% of the total number of shares purchased by the investors in the offering. Pursuant to the Purchase Agreement, Kitara sold a total of $7,000,000 of its shares of common stock (or an aggregate of 12,727,272 shares) to several accredited investors, including Ironbound and Robert Regular. In connection with the offering, Kitara issued warrants to purchase an aggregate of 6,363,636 shares of Kitara’s common stock. The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019. In connection with the offering, Ironbound committed to convert the principal amount of the Ironbound Note into the same securities being sold by Kitara under the Purchase Agreement. In addition to the conversion of the Ironbound Note, Ironbound purchased an additional $36,000 of securities in the April 2014 Private Placement. Robert Regular also purchased $50,000 of securities in the April 2014 Private Placement.

On October 14, 2014, our Board of Directors appointed Howard Yeaton as our Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2014, we paid to the related party $174,000 representing Mr. Yeaton’s services as our Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. As of December 31, 2014, the balance due to FCS was $45,000 and was reported as due to related party within the consolidated balance sheet.

In October 2014, Kitara entered into a separation agreement with Josh Silberstein. Under the separation agreement, contingent upon his execution of a mutual general release of all claims, (i) Kitara paid Mr. Silberstein a bonus equal to three months' of his base salary at the effective date of his resignation, (ii) at the effective time of his resignation, Kitara engaged Mr. Silberstein as a consultant for nine months for a monthly fee of approximately $30,000, subject to adjustment, and (iii) at the effective time of his resignation (December 31, 2014), Mr. Silberstein's outstanding employee stock options, pursuant to which he has the right to purchase 2,500,000 shares of Kitara common stock, were amended so that they survive his resignation and 250,000 of the unvested shares vest immediately, with the remainder vesting upon the achievement of certain business and financial performance goals. Upon the closing of the Transactions, the stock option was assumed by Propel.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

Though we are not listed on a national securities exchange, we have elected to adhere to the rules of The Nasdaq Stock Market, LLC (“Nasdaq”) in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we determined that Mr. Humphreys is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Propel

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered for the years ended December 31, 2014 and 2013.

	2014	2013
Audit fees	$20,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

We currently do not have an audit committee. However, our board of directors has approved all of the services described above.

Kitara

The firm of Marcum LLP acts as Kitara’s independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered for the years ended December 31, 2014 and 2013.

	2014	2013
Audit fees	$212,600	$164,000
Audit-Related Fees	21,300	$46,000	(1)
Tax Fees	56,100	$10,000	(2)
All Other Fees	-	-

(1)	These fees were for acquisition related due diligence or audit services.

(2)	These fees were for tax compliance, tax advice and tax planning services.

Kitara does not have an audit committee. However, Kitara’s board of directors approved all of the services described above.

Future Ads

The firm of Marcum LLP acts as Future Ads’ independent registered public accounting firm. The following is a summary of fees paid to Marcum, LLP for services rendered for the years ended December 31, 2014 and 2013.

	2014	2013
Audit fees	$150,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Propel Media, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheet

Notes to Consolidated Financial Statements

Future Ads LLC

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statements of Income and Members’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Kitara Media Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description

2.1	Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC and the members of Future Ads LLC (incorporated by reference from Annex B-1 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.2	First Amendment to Unit Exchange Agreement, dated as of December 23, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference from Annex B-2 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.3	Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.) and Kitara Merger Sub, Inc. (incorporated by reference from Annex A to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.1	Certificate of Incorporation (incorporated by reference from Annex H to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

3.3	Bylaws (incorporated by reference from Annex I to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

4.1	Specimen Common Stock Certificate.

10.1	Services Agreement, dated as of December 1, 2008 and amended as of December 5, 2014, between Future Ads LLC and Bravo Studio d.o.o. (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-4/A filed on December 8, 2014).

10.2	Lease Agreement, dated as of December 10, 2008 and amended March 30, 2011, between Future Ads LLC and Sri Nine Main Plaza LLC (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-4/A filed on December 8, 2014).

10.3*	Ascend Acquisition Corp. 2012 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.29 to Kitara’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012).

10.4	Registration Rights Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., Selling Source, LLC and Robert Regular (incorporated by reference to Exhibit 10.1 to Kitara’s Current Report on Form 8-K filed with the SEC on July 5, 2013).

Exhibit No.	Description

10.5*	Kitara Media Corp. 2013 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.5 to Kitara’s Current Report on Form 8-K filed with the SEC on December 4, 2013).

10.6	Lease Agreement, dated as of September 29, 2014, by and between Kitara Media, LLC and MEPT Newport Tower LLC (incorporated by reference to Exhibit 10.14 to Registrant’s Form S-4 filed on December 8, 2014).

10.7*	Separation Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.11 to Registrant’s Form S-4 filed on November 5, 2014).

10.8*	Consulting Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.9*	Amended and Restated Stock Option Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.10*	Propel Media, Inc. 2014 Long-Term Incentive Equity Plan (incorporated by reference from Annex C to Registrant’s Form S-4/A filed on January 22, 2015).

10.11*	Form of Stock Option Agreement.

10.12	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.13	Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.14	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

Exhibit No.	Description

10.15	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.16	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.17*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Propel’s Current Report on Form 8-K filed with the SEC on February 6, 2015).

10.18*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Jared Pobre.

10.19*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Robert Regular.

10.20*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Marv Tseu.

10.21*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and David Shapiro.

14.1	Code of Ethics.

21.1	Subsidiaries of Propel Media, Inc.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2015.

PROPEL MEDIA, INC.

By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Regular	Chief Executive Officer and Director	April 15, 2015
Robert Regular	(Principal Executive Officer)

/s/ Howard Yeaton	Interim Chief Financial Officer (Principal Financial Officer and	April 15, 2015
Howard Yeaton	Principal Accounting Officer)

/s/ Jared Pobre	Chairman of the Board	April 15, 2015
Jared Pobre

/s/ Marv Tseu	President and Director	April 15, 2015
Marv Tseu

/s/ Jonathan J. Ledecky	Director	April 15, 2015
Jonathan J. Ledecky

/s/ Sam Humphreys	Director	April 15, 2015
Sam Humphreys

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Propel Media, Inc.

We have audited the accompanying balance sheet of Propel Media, Inc. (the “Company”) as of December 31, 2014. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Propel Media, Inc., as of December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

April 15, 2015

Propel Media, Inc.
Balance Sheet

As of December 31,
2014
Assets
Current Assets:
Cash and cash equivalents	$-
Total current assets	-

Total assets	$-

Liabilities and Stockholder's Equity
Current Liabilities:
Accounts payable	$-
Total liabilities	-

Stockholder's Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized;
100 shares issued and outstanding at December 31, 2014	-
Additional paid-in capital	-
Accumulated deficit	-

Total stockholder's equity	-

Total liabilities and stockholder's equity	$-

The accompanying notes are an integral part of this financial statement.

Propel Media, Inc.

Notes to Financial Statements

Note 1 – Organization, Basis of Presentation and Accounting Policies

Organization

Propel Media, Inc. (f/k/a Kitara Holdco Corp., “Propel” or the “Company”) was formed on October 7, 2014 for the purpose of being a holding company of both Kitara Media Corp. (“Kitara”) and Future Ads LLC (“Future Ads”) pursuant to (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel (which was previously a wholly-owned subsidiary of Kitara), and Kitara Merger Sub, Inc. (“Merger Sub”) (which was previously a wholly-owned subsidiary of Propel) and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, by and among Kitara, Propel, Future Ads and the former members of Future Ads (the “Members”) (the “Transactions”).

As of December 31, 2014 and through January 27, 2015, Propel had no assets and had not conducted any material activities other than those incidental to its formation.

Basis of Presentation

The accompanying financial statement was prepared in accordance with accounting principles generally accepted in the United States of America.

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2014 through the date this financial statement was issued. Management has concluded that no additional subsequent events required disclosure in this financial statement other than as disclosed herein.

Note 2 – Subsequent Events

The Transactions with Future Ads and Kitara

On January 28, 2015, upon the closing of the Transactions, Propel became a new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

The Transactions have been treated as a reverse merger under the purchase method of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”). For accounting purposes, Future Ads is considered to have acquired Kitara in the Transactions. Under the purchase method of accounting, the assets and liabilities of Kitara have been recorded at their respective fair values and consolidated with those of Future Ads in our financial statements.

The boards of directors of Propel and Kitara and the members of Future Ads, respectively, cited the following reasons for the merger of Kitara and Future Ads: (i) Future Ads provided a strong technology platform, diverse advertiser base, diverse distribution base and experienced team, history and culture and (ii) Kitara’s need to diversify its operations and the low likelihood of Kitara diversifying through other acquisitions of any scale in light of Kitara’s limited available cash and its low share price.

Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara (the “Merger”), with Kitara surviving the merger as a wholly-owned subsidiary of Propel. In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

The Transactions with Future Ads and Kitara, continued

Furthermore, Propel has reimbursed the Members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and have assumed all of their unpaid transaction expenses as of such date. Propel estimates that the aggregate transaction expenses reimbursed or assumed by it were approximately $1,040,000.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

Financing Agreement

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Future Ads as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara Media Corp. and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and no more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $800,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Pro Forma Financial Information

Propel is providing the following unaudited pro forma condensed combined financial information to aid you in your analysis of the financial aspects of the Transactions.

The following unaudited pro forma condensed combined balance sheet combines the historical balance sheet of Propel, the consolidated historical balance sheet of Kitara and the consolidated historical balance sheet of Future Ads, each as of December 31, 2014, giving effect to the Transactions as if they had been consummated as of December 31, 2014.

The following unaudited pro forma condensed combined statement of operations combines the consolidated historical statement of operations of Kitara with the consolidated historical statement of income of Future Ads, each for the year ended December 31, 2014, giving effect to the Transactions as if they had occurred on January 1, 2014.

The historical financial information has been adjusted to give effect to the events that are related and/or directly attributable to the Transactions, are factually supportable and are expected to have a continuing impact on the combined results. The adjustments presented within the unaudited pro forma condensed combined financial statements are preliminary and have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company upon consummation of the Transactions.

The historical financial statements of Propel, Kitara and Future Ads have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The unaudited pro forma condensed combined financial statements included herein have been prepared in accordance with GAAP.

The historical balance sheet of Propel was derived from the audited balance sheet of Propel as of December 31, 2014, included elsewhere in this report. The historical financial information of Kitara was derived from the audited financial statements of Kitara as of and for the year ended December 31, 2014, included elsewhere in this report. The historical financial information of Future Ads was derived from the audited financial statements of Future Ads as of and for the year ended December 31, 2014, included elsewhere in this report. This information should be read together with Kitara’s and Future Ads’ financial statements and related notes, “Kitara’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Future Ads’ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

The unaudited pro forma condensed combined financial information is for illustrative purposes only. The financial results may have been different had the companies always been combined. You should not rely on the unaudited pro forma condensed combined financial information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience.

For a description of the Transaction consummated on January 28, 2015, see above – The Transactions with Future Ads and Kitara and Financing Agreement.

The transactions will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Kitara will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the former holders of Future Ads having a controlling interest in terms of the voting power of the combined entity and control of the board of directors of the combined company and the size of Future Ads being significantly larger than Kitara. In accordance with guidance applicable to these circumstances, the merger and exchange will be considered to be a capital transaction in substance. Accordingly, for accounting purposes, the transactions will be treated as the equivalent of Future Ads issuing stock for the net assets of Kitara, accompanied by a recapitalization. The net assets of Kitara will be stated at fair value. Operations prior to the transactions in historical financial statements will be those of Future Ads.

PROPEL MEDIA, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEETS
As of December 31, 2014

	Propel Media,	Kitara Media	Future	Pro Forma Adjustments				Pro Forma As
	Inc.	Corp.	Ads LLC	Debit	Note	Credit	Note	Adjusted
	Note A	Note B	Note C
ASSETS

Current assets:
Cash and cash equivalents	$-	$1,498,000	$3,675,000	$78,120,000	1	$883,000	3	$4,329,000
				7,500,000	2	80,000,000	6
				-		2,016,000	7
				-		816,000	8
				-		2,749,000	10
Accounts and notes receivable, net	-	4,735,000	8,054,000	-		-		12,789,000
Prepaid expenses and other current assets	-	185,000	343,000	-		-		528,000
Total current assets	-	6,418,000	12,072,000	85,620,000		86,464,000		17,646,000

Property and equipment, net	-	1,308,000	2,034,000	-		-		3,342,000
Restricted cash	-	124,000	-	-		-		124,000
Deferred financing costs	-	48,000	-	816,000	8	48,000	3	816,000
Intangible assets	-	773,000	-	-		-		773,000
Goodwill	-	5,435,000	-			-		5,435,000
Other assets	-	-	56,000	-		-		56,000
Total assets	$-	$14,106,000	$14,162,000	$86,436,000		$86,512,000		$28,192,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$4,144,000	$7,724,000	$-		$-		$11,868,000
Accrued compensation	-	374,000	-	-		-		374,000
Note payable stockholder, current	-	100,000	-	-		-		100,000
Short term debt	-	883,000	-	883,000	3	-		-
Advertiser deposits	-	-	2,610,000	-		-		2,610,000
Due to members	-	-	650,000	650,000	10	-		-
Loan payable - Highbridge, net, current	-	-	-	-		6,469,000	1	6,469,000
Revolving loan facility	-	-	-	-		7,500,000	2	7,500,000
Total current liabilities	-	5,501,000	10,984,000	1,533,000		13,969,000		28,921,000

Deferred rent	-	62,000	-	-		-		62,000
Deferred tax liability	-	120,000	-	-		-		120,000
Other liabilities	-	224,000	464,000	-		-		688,000
Obligations to Transferors, net	-	-	-	-		11,867,000	11	11,867,000
Loan payable - Highbridge, net, non-current	-	-	-	-		71,651,000	1	71,651,000
Note payable stockholder, non-current	-	200,000	-	-		-		200,000
Total long-term liabilities	-	606,000	464,000	-		83,518,000		84,588,000

Total liabilities	-	6,107,000	11,448,000	1,533,000		97,487,000		113,509,000

Stockholders' equity:
Preferred stock	-	-	-	-		-		-
Common stock	-	10,000	-	-		15,000	9	25,000
Additional paid-in capital	-	24,716,000	-	-		2,714,000	4	-
				16,727,000	5	-
				80,000,000	6	83,278,000	12
				15,000	9	-
				2,099,000	10	-
				11,867,000	11	-
Members' interest	-	-	2,714,000	2,714,000	4	-		-
Accumulated deficit	-	(16,727,000)	-	2,016,000	7	16,727,000	5	(85,342,000)
				48,000	3	-
				83,278,000	12	-
Total stockholders' equity	-	7,999,000	2,714,000	198,764,000		102,734,000		(85,317,000)

Total liabilities and stockholders' equity	$-	$14,106,000	$14,162,000	$200,297,000		$200,221,000		$28,192,000

The accompanying notes are an integral part of these unaudited financial statements.

PROPEL MEDIA, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014

	Propel Media,	Kitara Media.	Future	Pro Forma Adjustments		Pro Forma As
	Inc.	Corp	Ads LLC	Adjustment	Note	Adjusted
	Note A	Note B	Note C

Revenues	$-	$20,948,000	$89,461,000	$-		$110,409,000
Cost of revenues	-	15,917,000	-	(15,917,000)	1	-
Gross profit	-	5,031,000	89,461,000	15,917,000		110,409,000

Operating expenses:
Employee expenses	-	8,128,000	10,900,000	-		19,028,000
Other operating expenses	-	6,177,000	49,655,000	15,917,000	1	70,759,000
				(990,000)	2
Impairment of intangible assets	-	1,127,000	-	-		1,127,000
Impairment of goodwill	-	6,381,000	-	-		6,381,000

Total operating expenses	-	21,813,000	60,555,000	14,927,000		97,295,000

Operating (loss) income	-	(16,782,000)	28,906,000	990,000		13,114,000

Other income (expense):
Interest income (expense)	-	(238,000)	(1,000)	143,000	3	(14,103,000)
				(11,343,000)	4
				(1,243,000)	5
				(525,000)	6
				(204,000)	7
				(692,000)	8

Income (loss) before income taxes	-	(17,020,000)	28,905,000	(12,874,000)		(989,000)
Income taxes benefit (expense)	-	125,000	-	271,000	9	396,000
Net (loss) income	$-	$(16,895,000)	$28,905,000	(12,603,000)		$(593,000)

Net (loss) income per common share, basic		$(0.18)				$(0.00)

Net (loss) income per common share, diluted		$(0.18)				$(0.00)

Weighted average number of common shares outstanding - basic		91,769,671		154,125,921	10	245,895,592

Weighted average number of common shares outstanding - diluted		91,769,671		154,125,921	10	245,895,592

The accompanying notes are an integral part of these unaudited financial statements.

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Pro Forma Financial Information, continued

I.	Business Combination

Merger and Exchange

On October 10, 2014, Propel entered into (i) the Merger Agreement by and among Propel, Kitara and the Merger Sub and (ii) the Exchange Agreement by and among Propel, Kitara, and Future Ads and the Members. The Exchange Agreement was subsequently amended on December 23, 2014.

Following the transactions, (i) Propel became a new publicly traded company, (ii) Kitara and Future Ads became wholly-owned subsidiaries of Propel and (iii) the former members of Future Ads now own approximately 53% of the fully-diluted stock of Propel.

II.	Basis of Pro Forma Presentation

The pro forma financial statements were derived from historical financial statements of Propel, Kitara and Future Ads.

The historical financial statements have been adjusted in the pro forma financial statements to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable, and (3) with respect to the pro forma statement of operations, expected to have a continuing impact on the combined results. This pro forma information is preliminary, as the Company has not yet completed the final accounting for the Transactions. The pro forma financial statements reflect the impact of:

●	The consummation of the Merger Agreement and the Exchange Agreement, resulting in the former members of Future Ads owning 53% of the outstanding fully-diluted shares of Propel.
●	The consummation of the Merger Agreement, resulting in the former stockholders of Kitara converting their shares into shares of Propel.
●	Other adjustments described in the notes to this section.

The following matters have not been reflected in the pro forma financial statements as they do not meet the aforementioned criteria:

●	Cost savings (or associated costs to achieve such savings) from operating efficiencies, synergies or other restructuring that could result from the transactions including possible higher information technology, tax, accounting, treasury, investor relations, insurance and other expenses related to being a larger company versus amounts historically reflected for these items in Kitara’s and Future Ads’ historical financial statements. The timing and effect of actions associated with integration are currently uncertain.
●	Accounting for the value of the contingent consideration to the former members of Future Ads as the payment of consideration is neither probable nor estimable.

The transactions are being accounted for as a reverse business combination and recapitalization of Future Ads, since the former owners of Future Ads will control the post-transaction company. Future Ads will be deemed the acquirer and Kitara will be deemed the acquired company for accounting purposes.

All unaudited pro forma financial information has been prepared using the acquisition method to account for the transactions. The final allocation of the purchase price will be determined after completion of an analysis to determine the assigned fair values of Kitara’s tangible and identifiable intangible assets and liabilities. Management determined for purposes of these pro forma financial statements, that the assets and liabilities of Kitara approximated fair value, and accordingly there was no pro forma adjustment to record the deemed acquisition of Kitara by Future Ads. Accordingly, the final acquisition accounting adjustments may be materially different from the unaudited pro forma adjustments, which could cause the combined company’s actual condensed combined balance sheet and results of operations to differ materially from this pro forma presentation.

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

II.	Basis of Pro Forma Presentation, continued

The actual amounts recorded as of the completion of the transactions may differ materially from the information presented in these unaudited pro forma combined financial statements as a result of several factors, including the following:

●	changes in Kitara’s or Future Ads’ net assets between the pro forma balance sheet date of December 31, 2014 and the closing of the transactions;
●	the value of Propel as of the effective date of the transactions; and,
●	other changes in net assets that may occur prior to completion of the transactions, which could cause material differences in the information presented.

III.	Pro Forma Adjustments

The following pro forma adjustments give effect to the Business Combination:

Pro Forma Condensed Combined Balance Sheet – as of December 31, 2014

Note A	Derived from the audited balance sheet of Propel as of December 31, 2014.

Note B	Derived from the audited balance sheet of Kitara as of December 31, 2014.

Note C	Derived from the audited balance sheet of Future Ads as of December 31, 2014.

Pro forma adjustments:

Note 1	To record the term loan facility of $81,000,000, net of the closing fee of approximately $2,880,000.

	Debit	Credit
Cash	$78,120,000
Loan payable – Highbridge, current		$6,469,000
Loan payable – Highbridge, non-current		$71,651,000

Note 2	To record the revolving loan facility.

	Debit	Credit
Cash	$7,500,000
Revolving loan facility		$7,500,000

Note 3	To record the repayment of the Kitara credit facility and the write-off of the related deferred financing costs.

	Debit	Credit
Short term debt	$883,000
Retained earnings	$48,000
Cash		$883,000
Deferred financing costs		$48,000

Note 4	To reflect the recapitalization of Future Ads’ members’ interest to additional paid in capital.

	Debit	Credit
Members’ interest	$2,714,000
Additional paid-in capital		$2,714,000

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Pro Forma Condensed Combined Balance Sheet – as of December 31, 2014, continued

Pro forma adjustments, continued:

Note 5	To recapitalize the historical accumulated deficit of Kitara, the accounting acquiree.

	Debit	Credit
Additional paid-in capital	$16,727,000
Accumulated deficit		$16,727,000

Note 6	To record the distribution of capital to the former members of Future Ads.

	Debit	Credit
Additional paid-in capital	$80,000,000
Cash		$80,000,000

Note 7	To reflect the cash payment of estimated legal, financial advisory, accounting, printing and other professional fees and expenses incurred in connection with the transactions.

	Debit	Credit
Accumulated Deficit	$2,016,000
Cash		$2,016,000

Note 8	To record the estimated legal and other deferred financing costs related to the Highbridge term loan and revolving credit facilities.

	Debit	Credit
Deferred financing costs	$816,000
Cash		$816,000

Note 9	Pursuant to the share exchange, to record the issuance of 154,125,921 shares of common Stock to the former Future Ads members.

	Debit	Credit
Additional paid-in capital	$15,000
Common stock		$15,000

 Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Pro Forma Condensed Combined Balance Sheet – as of December 31, 2014, continued

Pro forma adjustments, continued:

Note 10	To record the pro forma adjustment for the repayment of the amount due to related parties and the payment of the pro forma post-closing working capital adjustment, calculated as follows:

Future Ads’ Current Assets:
Cash	$3,675,000
Restricted cash	-
Accounts receivable, gross	8,054,000
Prepaid expenses and other current assets	343,000
Total Future Ads’ Current Assets	12,072,000

Less: Future Ads’ Current Liabilities
Accounts payable and accrued liabilities	7,724,000
Advertiser deposits, less $886,000	1,724,000
Less: deferred rent, current portion	(36,000)
Less: deferred tenant improvements, current portion	(89,000)
Total Future Ads’ Current Liabilities	9,323,000

Future Ads’ Working Capital	2,749,000
Less: Amount Paid to Satisfy “Due to Members”	(650,000)
Post-Closing Working Capital Adjustment	2,099,000

	Debit	Credit
Additional paid-in capital	$2,099,000
Due to members	650,000
Cash		$2,749,000

Note 11	To record the present value (using a 10% discount rate) of the obligation for the future distributions of capital to the former members of Future Ads consisting of (i) $10,000,000 payable on or prior to June 30, 2016 and (ii) $6,000,000, payable on or about the fourth anniversary of the closing, immediately after the payment of the $12,500,000 fee to Highbridge. The 10% discount rate was used as it was consistent with the interest rate used in the arms-length transaction between the Company and Highbridge in connection with the Highbridge term loan facility.

	Debit	Credit
Additional paid-in capital	$11,867,000
Obligations to Transferors, net		$11,867,000

Note 12	To reclassify the pro forma deficit in additional paid-in capital to accumulated deficit.

	Debit	Credit
Accumulated deficit	$83,278,000
Additional paid-in capital		$83,278,000

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Pro Forma Condensed Combined Statement of Operations – For the Year Ended December 31, 2014, continued

Note A	Propel Statement of Operations was not presented for the year ended December 31, 2014

Note B	Derived from the audited statement of operations of Kitara for the year ended December 31, 2014.

Note C	Derived from the audited statement of income of Future Ads for the year ended December 31, 2014.

Pro forma adjustments:

Note 1	Reclassification of certain expenses to conform to the presentation of Future Ads, the accounting acquirer.

Note 2	To record the reduction of other operating expenses relating to the costs of the transactions previously included in the historical statements of operations for Kitara and Future Ads.

Note 3	To record the reduction of interest expense for the short term debt of Kitara, which was paid off in connection with the transactions.

Note 4	To record the increase in interest expense of $11,343,000, consisting of $8,072,000 of stated interest and $3,271,000 representing the accretion of the fee to be paid to Highbridge at maturity for the term loan facility. The Highbridge term loan facility will accrue interest at the three month LIBOR (but no less than 1% and no more than 3%) plus 9%. This results in a variable rate of 10% to 12%. For purposes of this analysis we used a total interest rate of 10%, as LIBOR is currently less than 1%. For each increase in the interest of 0.125%, it would result in an increase in interest expense of $101,000 for the year ended December 31, 2014.

Note 5	To record the discount amortization on the future distribution obligations to the former members of Future Ads.

Note 6	To record the increase of interest expense for the revolving loan facility. The Highbridge revolving loan facility will accrue interest at the three month LIBOR (but no less than 1% and no more than 3%) plus 6%. This results in a variable rate of 7% to 9%. For purposes of this analysis we used a total interest rate of 7%, as LIBOR is currently less than 1%. For each increase in the interest of 0.125%, it would result in an increase in interest expense of $9,000 for the year ended December 31, 2014.

Note 7	To record the amortization of the deferred financing costs on the loans. The pro forma amortization of $204,000 for the year ended December 31, 2014 was based upon deferred financing costs of $816,000, amortized using the interest method over four years, representing the terms of the loans.

Note 8	To record the amortization of the closing fee for the loans. The pro forma amortization of $692,000 was based upon fees paid to the lender at closing of $2,880,000, amortized using the interest method over four years, representing the terms of the loans.

Note 9	To record the change in pro forma income tax expense, principally on account of Future Ads becoming a taxable entity, post-merger. The income tax benefit was derived using a standard effective income tax rate of 40%. On a pro forma basis there was a loss before income taxes.

Note 10	To record the adjustments to weighted average shares outstanding on account of the Transactions. Dilutive earnings per share does not include the effect of outstanding options or warrants, as such inclusion would be anti-dilutive.

Propel Media, Inc.

Notes to Financial Statements

Note 2 – Subsequent Events, continued

Employment Agreements and Stock Option Grants

On March 6, 2015, the Company entered into an employment agreement (each an “Employment Agreement” and collectively the “Employment Agreements”) with each of Jared Pobre, Robert Regular, Marv Tseu and David Shapiro (each an “Executive” and collectively the “Executives”).

Each Employment Agreement is for a term of three years, unless earlier terminated as provided in the agreement or unless extended by mutual written agreement of the Company and the Executive. If the Executive continues to work for the Company after the expiration of the term, his employment will be on the same terms as the Employment Agreement, except that he will be an “at will” employee and the severance provisions described below will no longer be in effect.

The Employment Agreements provide for base salaries of $250,000 for Mr. Pobre, $500,000 for Mr. Regular, $486,000 for Mr. Tseu and $320,000 for Mr. Shapiro. Each of the Executives will be reimbursed for his reasonable business expenses, subject to an exception for certain costs of commuting for Mr. Tseu.

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus will be targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus will be targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro will be eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Future Ads. Under the quarterly bonus program, at the end of each fiscal quarter, we will evaluate the financial performance of Future Ads and the performance of Messrs. Tseu and Shapiro and then calculate the bonuses for each Executive for such quarter.

In accordance with the Employment Agreements for Messrs. Regular, Tseu and Shapiro, on March 6, 2015, the Company granted an option to purchase 2,100,000 shares of common stock to Mr. Regular, an option to purchase 3,000,000 shares of common stock to Mr. Tseu and an option to purchase 3,000,000 shares of common stock to Mr. Shapiro. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

The Employment Agreements provide that, in the event of a termination of an Executive’s employment by the Company without “cause” or by the Executive for “good reason” (each as defined in the Employment Agreements), the Company will pay him (i) an aggregate amount equal to 100% of his base salary, payable over the course of 12 months, subject to the Executive executing a general release of all claims against the Company, (ii) all valid expense reimbursements, and (iii) all accrued but unused vacation pay. In addition, all of Executive’s equity awards, including the options described above, will fully vest and be exercisable for one year following the termination of employment.

Each of the Employment Agreements restricts the Executive from disclosing confidential information concerning the business of the Company. The Employment Agreements for Messrs. Pobre and Regular also contain customary restrictive covenants relating to noncompetition and nonsolicitation, which run for the term of the Employment Agreements and until January 28, 2017.

In addition, on March 6, 2015, the Board granted options for the purchase of 10,510,000 shares of the Company’s common stock to the Company’s employees and consultants. On March 23, 2015, the Board granted an option for the purchase of 1,000,000 shares of the Company’s common stock to Jeff McCollum, the Company’s Chief Revenue Officer. Each of these options were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

Director Compensation

On March 6, 2015, the Company granted an option to purchase 750,000 shares of common stock to each of Messrs. Ledecky and Humphreys. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Members of

Future Ads LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of Future Ads LLC and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, members’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Future Ads LLC and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

April 15, 2015

Future Ads LLC and Subsidiaries

Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Current Assets
Cash	$3,675,000	$4,052,000
Accounts receivable, net	8,054,000	6,239,000
Prepaid expenses and other current assets	343,000	313,000
Total current assets	12,072,000	10,604,000

Property and Equipment, net	2,034,000	2,120,000
Other Assets	56,000	56,000
	$14,162,000	$12,780,000

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$3,540,000	$574,000
Accrued liabilities	4,184,000	5,589,000
Advertiser deposits	2,610,000	2,311,000
Current portion of term loan	-	69,000
Due to members	650,000	310,000
Total current liabilities	10,984,000	8,853,000

Other Non-Current Liabilities	464,000	590,000
Total Liabilities	11,448,000	9,443,000

Commitments and Contingencies

Members’ Equity	2,714,000	3,337,000
	$14,162,000	$12,780,000

The accompanying notes are an integral part of these consolidated financial statements.

Future Ads LLC and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2014 and 2013

	2014	2013

Revenues	$89,461,000	$110,863,000
Costs and operating expenses:
Publisher expenses and other service costs	41,865,000	52,699,000
Salaries, commissions, benefits and related	10,867,000	6,636,000
Technology development and maintenance	2,198,000	1,764,000
Marketing and promotional	366,000	373,000
General and administrative	2,407,000	1,985,000
Professional services	1,538,000	753,000
Depreciation and amortization	1,314,000	1,240,000
Operating income	28,906,000	45,413,000

Interest expense	1,000	4,000
Net income	$28,905,000	$45,409,000

The accompanying notes are an integral part of these consolidated financial statements.

Future Ads LLC and Subsidiaries

Consolidated Statement of Members’ Equity

Years Ended December 31, 2014 and 2013

	Members' Equity
	Class A		Class B		Class C		Total Members'
	Units	Amount	Units	Amount	Units	Amount	Equity
Balance, January 1, 2013	240,000	-	7,190,000	-	30,000,000	$5,005,000	$5,005,000

Members' distributions	-	-	-	-	-	(47,077,000)	(47,077,000)
Net income	-	-	-	-	-	45,409,000	45,409,000

Balance, December 31, 2013	240,000	-	7,190,000	-	30,000,000	3,337,000	3,337,000

Members' distributions	-	-	-	-	-	(29,528,000)	(29,528,000)
Net income	-	-	-	-	-	28,905,000	28,905,000
Balance, December 31, 2014	240,000	-	7,190,000	-	30,000,000	$2,714,000	$2,714,000

The accompanying notes are an integral part of these consolidated financial statements.

Future Ads LLC and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net income	$28,905,000	$45,409,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,314,000	1,240,000
Provision for doubtful accounts receivable	12,000	37,000
(Gain) loss on disposal of assets	(2,000)	20,000
Changes in assets and liabilities:
Accounts payable and accrued liabilities	1,435,000	109,000
Accounts receivable	(1,827,000)	48,000
Prepaid expenses and other assets	(30,000)	3,000
Advertiser deposits	299,000	428,000
Net cash provided by operating activities	30,106,000	47,294,000

Cash Flows From Investing Activities
Acquisition of property and equipment	(1,230,000)	(1,139,000)
Proceeds from sale of property and equipment	4,000	4,000
Net cash used in investing activities	(1,226,000)	(1,135,000)

Cash Flows From Financing Activities
Distributions to members	(29,188,000)	(48,294,000)
Principal payments on term loan	(69,000)	(101,000)
Net cash used in financing activities	(29,257,000)	(48,395,000)
Decrease in cash	(377,000)	(2,236,000)

Cash
Beginning of year	4,052,000	6,288,000
End of year	$3,675,000	$4,052,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1,000	$4,000

Supplemental Schedule of Noncash Investing and Financing Activities
Distributions to members declared but not yet paid	$340,000	$310,000

The accompanying notes are an integral part of these consolidated financial statements.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies

Nature of business: Future Ads LLC (the “Company”) is a digital media platform for results-focused online advertising, app distribution and gaming monetization. The Company’s primary business model is to provide advertising services to performance-based advertisers through its bid-based contextual advertising technology platform that targets a relevant audience. The Company operates primarily in North America.

Future Ads LLC was formed in September 2008 as a California limited liability company. The Company’s operating agreement provides for a perpetual term of the Company, unless otherwise dissolved by the sale, transfer or other disposition of all or substantially all of the assets of the Company, or the unanimous decision of the members to dissolve the Company. Refer to Note 6 for a description of the Company’s current operating agreement. Except as provided by law, the Company’s members are not personally liable for any debts of the Company or losses in excess of their capital contributions.

The Transactions with Kitara Media Corp. (“Kitara”) and Propel Media, Inc. (“Propel”): On January 28, 2015, Future Ads consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, by and among Kitara, Propel, Future Ads and the former members of Future Ads (the “Members”). Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

The Transactions have been treated as a reverse merger under the acquisition method of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”). For accounting purposes, Future Ads is considered to have acquired Kitara in the Transactions. Under the purchase method of accounting, the assets and liabilities of Kitara have been recorded at their respective fair values and added to those of Future Ads in our financial statements.

The boards of directors of Propel and Kitara and the members of Future Ads, respectively, cited the following reasons for the merger of Kitara and Future Ads: (i) Future Ads provided a strong technology platform, diverse advertiser base, diverse distribution base and experienced team, history and culture and (ii) Kitara’s need to diversify its operations and the low likelihood of Kitara diversifying through other acquisitions of any scale in light of Kitara’s limited available cash and its low share price.

Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara (the “Merger”), with Kitara surviving the merger as a wholly-owned subsidiary of Propel. In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies, continued

The Transactions with Kitara Media Corp. (“Kitara”) and Propel Media, Inc. (“Propel”), continued

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Furthermore, Propel will reimburse the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and will assume all of their unpaid transaction expenses as of such date. Propel estimates that the aggregate transaction expenses reimbursed or assumed by it will be approximately $1,040,000.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

Financing Agreement: On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Future Ads as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara Media Corp. and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and no more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies, continued

Financing Agreement, continued

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $800,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

A summary of the Company’s significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include amounts to be capitalized for internally developed software.

Revenue recognition: The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable.

Revenue is generated from multiple advertising channels, including (i) full-page display and transitional advertising units served on a cost-per-impression basis, (ii) in-text advertising units served on a cost-per-click basis, (iii) download-based partnerships on a revenue-sharing or cost-per-action basis, (iv) advertising display units on publisher networks and gaming media properties on a cost-per-mille basis, (v) advertising in the form of in-text and transitional display advertising units served on a cost-per-impression and cost-per-click basis through third party application developer partners, and (vi) third-party display and social media on a cost-per-action basis.

The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as the Company acts as a third-party distribution partner in these transactions, and the payments to publishers are the contractual obligation of the advertiser customers.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update (ASU), which is expected to be issued sometime during the second quarter of 2015. On April 1, 2015 the FASB decided to permit the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Publisher expenses and other service costs: Publisher expenses and other service costs represent the costs of acquiring advertising consumers for the Company’s publisher network, revenue-sharing costs to third party application developer partners, publisher costs of third-party networks and properties, transaction costs, and commissions to sales representatives for advertising revenue. The majority of the publisher expense represents marketing expenses to obtain new memberships for the Company’s gaming properties and revenue-sharing costs to third party application developer partners. Acquisition costs of new members are incurred on the date the member joins the gaming property or when a prospective member views an impression of the Company’s advertising, and are accordingly charged to earnings on those respective dates. The advertising revenue associated with a member is recognized as it occurs over the membership period. The Company allows an approved group of third party application developer companies to distribute the Company’s advertising to its members through a revenue-share arrangement. The Company expense collected revenue-sharing costs of in-text, full-page display and banner advertising units to members of third party application developer companies when the impression, click or action occurs.

Cash: The Company periodically maintains cash in banks in excess of federally insured limits. The Company has not experienced any losses on such amounts.

Accounts receivable: Accounts receivable consist of trade receivables. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

The allowance for doubtful accounts as of December 31, 2014 and 2013 was $2,000, and $5,000, respectively.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies, continued

Concentration of credit risk: Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. As of December 31, 2014, one customer represented 13.45% of the Company’s accounts receivable. As of December 31, 2013, the Company had two customers that represented 14.99% and 12.43% of the Company’s accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for potential credit losses.

Customer concentrations: During the years ended December 31, 2014 and 2013, the Company had no customers comprising over 10 percent of total revenues.

Property and equipment: Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from two to seven years. Leasehold improvements are depreciated over the life of the asset or the term of the related lease, whichever is shorter.

Leases: The Company‘s office lease has a term of approximately seven years. The Company amortizes the total lease costs on a straight line basis over the minimum lease term. The Company leases computer hardware and software, and office equipment with lease terms ranging from 3 to 6 years.

Advertiser deposits: Advertiser deposits consist primarily of prepayment amounts on deposit from advertiser customers and are recorded as an advertiser deposit liability which represents deferred revenue. These deposits to the extent unused are legally non-refundable if the advertiser elects not to continue with the Company’s services after 6 months of inactivity. The Company has not to date recognized the revenue of the unclaimed advertiser deposits.

Income taxes: Future Ads LLC and its subsidiaries are organized as limited liability companies and, as such, are taxed as partnerships. Accordingly, through January 28, 2015 the members separately account for their pro rata share of the Company’s consolidated items of income, deductions, losses and credits. It was the Company’s policy to distribute funds to its members in sufficient amounts to satisfy their respective personal income tax liabilities resulting from their pro rata share of the Company’s operating results. The Company paid the members for Company management for the years ended December 31, 2014 and 2013, which is reflected in operating expenses. The Company was required to withhold federal and state taxes from all distributions to the minority member due to his nonresident tax status in the United States. The withholdings are remitted on a quarterly basis, directly to the taxing authorities on the minority member’s behalf, by the Company. The amount due to the member represents the balance of unremitted tax withholdings as of December 31, 2014 and 2013. If not all the funds are remitted, then surplus withholdings are paid to the minority member after April 15th of every year.

The benefit associated with uncertain tax positions taken on a tax return would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of income. There is no liability recorded related to uncertain tax positions as of December 31, 2014 or 2013. The tax years ended December 31, 2010 to December 31, 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Advertising: Advertising cost mainly represents gaming tournament prizes and rewards to prolong membership periods. The Company expenses advertising costs in the period in which they are incurred. For the years ended December 31, 2014 and 2013, promotional and advertising expenses totaled approximately $366,000 and $373,000, respectively, which are included in operating expenses.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Summary of Significant Accounting Policies, continued

Technology, development and maintenance: Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. For the years ended December 31, 2014 and 2013, research and development costs were approximately $2,197,000 and $1,764,000, respectively.

Capitalization of internally developed software: The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life of 24 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Subsequent Events: The Company has evaluated events that occurred subsequent to December 31, 2014 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these consolidated financial statements other than as disclosed herein.

Note 2.          Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013

Computer software	$3,952,000	$2,994,000
Furniture and equipment	2,170,000	1,908,000
Leasehold improvements	747,000	741,000
	6,869,000	5,643,000
Less accumulated depreciation	4,835,000	3,523,000
	$2,034,000	$2,120,000

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,314,000 and $1,240,000, respectively.

Note 3.          Term Loan

On August 2, 2011, the Company entered into a term loan with a bank in the amount of $300,000. The loan matured in August 2014. The loan bore interest at 3 percent per year. The loan required monthly payments of principal and interest of $9,000 and was collateralized by all of the assets of the Company.

Note 4.          Profit Sharing Plan

The Company sponsors the Future Ads LLC Incentive Profit Sharing Plan (the “Profit Sharing Plan”) for certain employees of the Company. The Profit Sharing Plan is a plan that provides for bonuses determined solely by the managing member of Future Ads based on the performance of the employee as well as the performance of the Company. The bonuses paid under the Profit Sharing Plan amounted to $2,880,000 and $0 for the years ended December 31, 2014 and 2013, respectively. The bonuses are included in “Salaries, commissions, benefits and related expenses” on the Company’s Statement of Income. At December 31, 2014, the accrued profit sharing bonus was approximately $479,000 and was included in accrued liabilities within the consolidated balance sheet.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.           Defined contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan. The Plan does not permit investment of participant contributions in the Company’s member units. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $176,000 and $157,000 during the years ended December 31, 2014 and 2013, respectively

Note 6.           Commitments and Contingencies

Contingencies: The Company is subject to legal proceedings and claims that arise in the normal course of business. In management’s opinion, there are no such matters that are expected to have a material adverse effect on the Company’s consolidated financial position or results of its operations.

Operating leases: On December 10, 2008, the Company entered into a noncancelable lease agreement for an office facility expiring on August 31, 2014. On March 30, 2011, the Company amended the agreement to substitute the premises for a new location and to extend the lease term to July 31, 2018. The lease agreement for the new office facility provides for increases in future minimum annual rental payments. The agreement requires the Company to pay its portion of certain executory costs (real estate taxes, insurance and repairs). During the years ended December 31, 2014 and 2013, rent expense totaled approximately $452,000 and $425,000, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement:

Years Ending December 31,	Amount

2015	$547,000
2016	570,000
2017	594,000
Through September, 2018	459,000
$2,170,000

Note 7.           Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe. This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Future Ads and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the years ended December 31, 2014 and 2013, totaled approximately $3,029,000 and $2,435,000, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying consolidated balance sheets and consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of approximately $400,000 and $92,000 as of December 31, 2014 and 2013, respectively.

Future Ads LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.           Members’ Equity

On April 12, 2011, the Company amended and restated its operating agreement. Previously issued membership interest units were canceled. The Company’s amended and restated operating agreement authorizes 240,000 Class A membership interest units, 7,190,000 Class B membership interest units and 30,000,000 Class C membership interest units, all of which were issued and outstanding as of the date of the amended and restated agreement.

Members holding Class A membership interest units have the right to participate in the management of the business affairs of the Company, including the right to consent to, or otherwise participate in, Company decisions or actions, provided that business activities and decisions that fall outside the scope of the day-to-day business of the Company are disclosed to all holders of more than 10 percent of the Class C membership interest units. Members holding Class B membership interest units are nonvoting members who receive distributions only upon a liquidity event. Members holding Class C membership interest units have the right to vote on, consent to or otherwise participate in decisions or actions falling outside the scope of day-to-day business.

Distributions will be made from operating cash flows at the consent of at least 80 percent of the Class C membership interest unit holders. Distributions from operating cash flows are paid first to Class A membership interest unit holders on a pro rata basis in accordance with their respective percentage interest of Class A membership interest units until the amount distributed during the fiscal year is sufficient to provide the Class A membership interest unit holders with the Class A priority return (a fixed annual amount per Class A membership interest unit not to exceed $5 per Class A membership interest unit, which shall accrue daily, as reasonably determined by the holders of at least 50 percent of the Class C membership interest units, which was determined to be $1.25 per Class A membership interest unit for both 2014 and 2013); and second to Class C membership interest unit holders on a pro rata basis in accordance with their respective percentage interest of Class C membership interest units. The distribution to the managing member for Class A membership interest units represents the compensation expense associated with the services rendered as CEO of the Company for the years ended 2014 and 2013.

In accordance with the Company’s operating agreement, liquidity event proceeds are distributed first to Class B membership interest unit holders on a pro rata basis in proportion to their respective percentage interest of Class B membership interest units until the amount distributed equals the members’ initial capital contribution; second to Class A membership interest unit holders on a pro rata basis in proportion to their respective percentage interest of Class A membership interest units until the amount distributed (when aggregated with the distributions of operating cash flows described in the foregoing) during the fiscal year is sufficient to provide the Class A membership interest unit holders with the Class A priority return; and third to each Class C membership interest unit holder on a pro rata basis in proportion to their respective percentage interest of Class C membership interest units.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kitara Media Corp.

We have audited the accompanying consolidated balance sheets of Kitara Media Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitara Media Corp. and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

April 15, 2015

Kitara Media Corp. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2014	2013
ASSETS
Current assets
Cash	$1,498,000	$2,478,000
Accounts receivable, net	4,735,000	10,061,000
Prepaid expenses and other current assets	185,000	268,000
Total current assets	6,418,000	12,807,000

Property and equipment, net	1,308,000	910,000
Restricted cash	124,000	183,000
Deferred financing costs	48,000	74,000
Intangible assets	773,000	2,126,000
Goodwill	5,435,000	11,816,000
Total assets	$14,106,000	$27,916,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,099,000	$4,629,000
Due to related party	45,000	-
Accrued compensation	374,000	1,180,000
Short-term debt	883,000	3,304,000
Note payable stockholder, current	100,000	-
Total current liabilities	5,501,000	9,113,000

Deferred rent	62,000	9,000
Deferred tax liability	120,000	272,000
Other liabilities	224,000	224,000
Notes payable stockholder, non-current	200,000	302,000
Total liabilities	6,107,000	9,920,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 95,884,241 and 83,156,969, at December 31, 2014 and 2013, respectively	10,000	8,000
Additional paid-in capital	24,716,000	17,820,000
Retained (deficit) earnings	(16,727,000)	168,000
Total stockholders’ equity	7,999,000	17,996,000

Total liabilities and stockholders’ equity	$14,106,000	$27,916,000

The accompanying notes are an integral part of these consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
Revenue	$20,948,000	$25,377,000
Cost of revenue	15,917,000	17,148,000
Gross profit	5,031,000	8,229,000

Operating expenses
Employee expenses	8,128,000	5,097,000
Related party expenses	174,000	251,000
Other operating expenses	5,531,000	2,432,000
Depreciation and amortization	472,000	525,000
Impairment of intangible assets	1,127,000	-
Impairment of goodwill	6,381,000	-
Total operating expenses	21,813,000	8,305,000

Operating loss	(16,782,000)	(76,000)

Interest expense	(238,000)	(43,000)

Loss before income taxes	(17,020,000)	(119,000)

Income taxes benefit (expense)	125,000	(67,000)
Net loss	$(16,895,000)	$(186,000)

Net loss per common share - basic	$(0.18)	$(0.00)
Net loss per common share - diluted	$(0.18)	$(0.00)
Weighted-average number of shares outstanding - basic	91,769,671	41,897,560
Weighted-average number of shares outstanding - diluted	91,769,671	41,897,560

The accompanying notes are an integral part of these consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Common stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, January 1, 2013	20,000,000	$2,000	$4,316,000	$354,000	$4,672,000
Distributions to former members of Kitara			(699,000)		(699,000)
Reverse Merger with Ascend Acquisition Corp. on July 1, 2013	51,206,700	5,000	(605,000)	-	(600,000)
10,000,000 shares issued on July 1, 2013 in consideration for the acquisition of NYPG	10,000,000	1,000	1,999,000	-	2,000,000
Private placement on July 1, 2013 of 4,000,000 shares at $0.50 per share	4,000,000	-	2,000,000	-	2,000,000
Contribution of 25,813,075 shares on July 1, 2013 for no consideration	(25,813,075)	(3,000)	3,000	-	-
Repurchase of 381,950 shares on July 1, 2013	(381,950)		(50,000)		(50,000)
Shares issued on October 21, 2013 to satisfy working capital adjustment and accrued expenses related to services provided - related to the reverse merger with Ascend	2,145,294	-	170,000	-	170,000
18,000,000 shares issued on December 3, 2013 in consideration for the acquisition of Health Guru	18,000,000	2,000	8,598,000	-	8,600,000
Private Placement on December 3, 2013 of 4,000,000 shares at $0.50 per share	4,000,000	1,000	1,999,000	-	2,000,000
Stock based compensation	-	-	89,000	-	89,000
Net loss	-	-	-	(186,000)	(186,000)
Balance, December 31, 2013	83,156,969	$8,000	$17,820,000	$168,000	$17,996,000
Stock-based compensation	-	-	407,000	-	407,000
Private placement of common stock and warrants on April 25, 2014, including the cancellation of the $1,000,000 promissory note held by Ironbound, net of offering costs of $509,000	12,727,272	2,000	6,489,000	-	6,491,000
Net loss	-	-	-	(16,895,000)	(16,895,000)
Balance, December 31, 2014	95,884,241	$10,000	$24,716,000	$(16,727,000)	$7,999,000

The accompanying notes are an integral part of these consolidated financial statements.

Kitara Media Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,895,000)	$(186,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	472,000	525,000
Stock-based compensation	407,000	89,000
Deferred rent amortization	53,000	(11,000)
Deferred tax liability	(152,000)	-
Financing cost amortization	26,000	-
Provisions for bad debt	339,000	301,000
Loss on disposal of property and equipment	-	58,000
Impairment of intangible assets	1,127,000	-
Impairment of goodwill	6,381,000
Changes in Assets and Liabilities	-	-
Accounts receivable	4,987,000	214,000
Accounts payable and accrued liabilities	(532,000)	(1,538,000)
Accrued compensation	(806,000)	222,000
Due to related party	45,000	(173,000)
Prepaid expenses and other current assets	83,000	111,000
Net cash used in operating activities	(4,465,000)	(388,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(644,000)	(746,000)
Cash acquired in reverse merger with Ascend	-	2,000
Cash acquired in acquisition of Health Guru/Gather	-	754,000
Cash acquired in Kitara/NYPG merger	-	6,000
Refund of security deposit	59,000	-
Net cash (used in) provided by investing activities	(585,000)	16,000

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distributions to members	-	(699,000)
Repayments under lines of credit	(16,875,000)	(119,000)
Borrowings under lines of credit	16,917,000	841,000
Proceeds from note payable - shareholder	1,000,000	-
Deferred financing costs	-	(74,000)
Repayments of term loans	(2,463,000)	(79,000)
Proceeds from private placement, net	5,491,000	3,700,000
Repurchase of stock	-	(50,000)
Changes in cash overdraft from financial institution, net	-	(670,000)
Net cash provided by financing activities	4,070,000	2,850,000

Net (decrease) increase in cash	(980,000)	2,478,000
Cash at beginning of period	2,478,000	-
Cash at end of period	$1,498,000	$2,478,000

Supplemental disclosure to cash flow information:
Cash paid for interest	$113,000	$43,000
Cash paid for taxes	$118,000	$4,000

Supplemental disclosure of non-cash financing activities:
Shares of common stock issued in exchange for note payable - stockholder	$1,000,000	$-
Net assets acquired in connection with the acquisition of New York Publishing Group including the acquisition of $2,662,000 in short term debt (see Note 14)	$-	$2,000,000
Net assets acquired in connection with the acquisition of Health Guru including the acquisition of $300,000 in promissory notes payable (see Note 14)	$-	$8,600,000
Accrued working capital adjustment related to the Kitara reverse acquisition	$-	$1,074,000
Conversion of promissory notes to equity	$-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Kitara Media Corp. (the “Company”) operates through its wholly owned subsidiaries, Kitara Media, LLC, a Delaware limited liability company (“Kitara Media”), Health Guru Media, Inc., a Delaware corporation (“Health Guru Media”), and New York Publishing Group, Inc., a Delaware corporation (“NYPG”). Kitara Media is an online video solutions provider that seeks to increase revenue to website publishers. Health Guru Media is the operator of Healthguru.com, an online health video resource site. NYPG is a publisher of Adotas.com, a website and daily email newsletter.

The Company was formed on December 5, 2005 as a Delaware corporation. From the Company’s inception in 2005 until February 29, 2012, when it completed a reverse merger transaction with Andover Games, LLC (“Andover Games”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities. On February 29, 2012, the Company completed a reverse merger of Andover Games pursuant to a Merger Agreement and Plan of Reorganization with a wholly owned subsidiary of the Company, Andover Games and the former members of Andover Games, whereby Andover Games became the Company’s wholly-owned direct subsidiary. Accordingly, the financial statements of Andover Games became the Company’s financial statements. Through June 30, 2013, the Company’s principal business was focused on developing mobile games for iPhone and Android platforms.

On June 12, 2013, the Company entered into a Merger Agreement and Plan of Reorganization (“K/N Merger Agreement”) with Ascend Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary (“K/N Merger Sub LLC”), Ascend Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary (“K/N Merger Sub Inc.”), Kitara Media, NYPG, and those security holders of Kitara Media and NYPG executing the “Signing Holder Signature Page” thereto, which security holders held all of the outstanding membership interests of Kitara Media (“Selling Source” or the “Kitara Signing Holder”) and all of the outstanding shares of common stock of NYPG (the “NYPG Signing Holder” and together with the Kitara Signing Holder, the “Signing Holders”). The K/N Merger Agreement contemplated the (i) merger of K/N Merger Sub LLC with and into Kitara Media with Kitara Media surviving the merger and (ii) merger of K/N Merger Sub Inc. with and into NYPG with NYPG surviving the merger (collectively, the “Mergers”).

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement. At the close of the Mergers, (i) the Kitara Signing Holder, holder of all of the outstanding membership units of Kitara Media, received an aggregate of 20,000,000 shares of the Company’s common stock and (ii) the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) two promissory notes (collectively, the “Closing Notes”), one in the amount of $100,000 being due and payable on January 1, 2014, which was subsequently paid in January 2015, and one in the amount of $200,000 being due and payable on January 1, 2023 to replace the existing advances from stockholder of NYPG. The terms of the agreement provided for an adjustment to the merger consideration between the Company and Kitara dependent on a calculation of Kitara Media’s Closing Working Capital, as defined in the K/N Merger Agreement. The amount of this adjustment was determined to be $904,000 (See Note 12 – Related Party Transactions). Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. Also on July 1, 2013, as a condition to closing the K/N Merger Agreement, certain stockholders of the Company contributed an aggregate of 25,813,075 shares of common stock to the Company for cancellation without the payment of any additional consideration. Also in connection with the consummation of the K/N Merger Agreement, the Company sold an aggregate of 4,000,000 shares of the Company Common Stock to Ironbound Partners Fund LLC, an affiliate of the Company’s then Interim Chief Financial Officer (“Ironbound”), on a private placement basis, for an aggregate purchase price of $2,000,000 or $0.50 per share, of which $300,000 was through the conversion of outstanding promissory notes held by Ironbound. The issuance was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. In addition, the Company repurchased 381,950 shares from a stockholder simultaneously with the closing of the Mergers. Prior to June 30, 2013, the operations of Andover Games were formally discontinued. On July 1, 2013, the financial statements of Kitara Media became the Company’s financial statements and the Company’s operations became entirely that of Kitara Media and NYPG.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business, continued

For accounting purposes, the acquisition of Kitara Media was treated as an acquisition of the Company by Kitara Media and as a recapitalization of Kitara Media as the member of Kitara Media held a large percent of the Company’s shares and exercises significant influence over the operating and financial policies of the consolidated entity and the Company was a non-operating public registrant prior to the transaction. Pursuant to ASC 805-10-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public registrant with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of Kitara Media have been retroactively updated to reflect the recapitalization.

The historical consolidated financial statements of Kitara Media are now reflected as those of the Company. For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

On August 19, 2013, the Company filed with the Secretary of State of the State of Delaware an amendment to its certificate of incorporation to change the Company’s name from “Ascend Acquisition Corp.” to “Kitara Media Corp.” to better reflect the Company’s operations following the Mergers.

On December 3, 2013, the Company acquired Health Guru Media. Pursuant to the agreement, Health Guru Media security holders received an aggregate of 18,000,000 shares of the Company’s common stock. As part of the transaction, the Company raised $2,000,000 from qualified investors in a private offering priced at $0.50 per share, including from Ironbound and another member of the Company’s board of directors. For accounting purposes, the acquisition of Health Guru Media by the Company was treated as a business combination (See Note 13 – Acquisitions).

On April 25, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) providing for the sale on a private placement basis (the “Offering”) of shares of the Company’s common stock at $0.55 per share and the issuance of warrants to purchase 50% of the total number of shares purchased by the investors in the Offering. Pursuant to the Purchase Agreement, the Company sold a total of $7,000,000 of its shares of common stock (or an aggregate of 12,727,272 shares) in the Offering to several accredited investors (the “Investors”), including Ironbound and Robert Regular, the Company’s chief executive officer. In connection with the Offering, the Company issued warrants to purchase an aggregate of 6,363,636 shares of the Company’s common stock.  The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019.

The Company consummated the sale of these securities on April 29, 2014.  The Company received proceeds from the Offering of approximately $6,491,000, including the cancellation of a $1,000,000 promissory note held by Ironbound that was used to make its purchase in the Offering, net of approximately $509,000 of commissions and expenses.

In addition, pursuant to the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company registered the shares sold pursuant to the Purchase Agreement, including the shares underlying the warrants sold pursuant thereto, for resale by the Investors pursuant to a registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on June 4, 2014. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including failure by the Company to maintain the effectiveness of the registration statement for certain periods of time. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the shares affected by the event that are still held by the Investor upon the occurrence of the event, and monthly thereafter, up to a maximum of 10.0%.

At the closing of the Offering, each of Jonathan J. Ledecky, Robert Regular and Joshua Silberstein, the Company’s former president, entered into a lock-up agreement (a “Lock-Up Agreement”) with the Company, pursuant to which each such person agreed not to sell or otherwise dispose of, or enter into any arrangement that transfers the economic consequences of ownership of, any shares of Company common stock until January 29, 2015, subject to certain exceptions.

On May 8, 2014, the Board approved to grant Ironbound an option to purchase an aggregate of 750,000 shares of the Corporation’s common stock, immediately exercisable at $0.60 per share (the closing stock price on the date of grant) for a period of five years (See Note 9 – Issuance of Stock Options).

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business, continued

The Transactions with Future Ads, LLC (“Future Ads”) and Propel Media, Inc. (“Propel”)

On January 28, 2015, Kitara consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, by and among Kitara, Propel, Future Ads and the former members of Future Ads (the “Members”). Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

The Transactions have been treated as a reverse merger under the acquisition method of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”). For accounting purposes, Future Ads is considered to have acquired Kitara in the Transactions. Under the purchase method of accounting, the assets and liabilities of Kitara have been recorded at their respective fair values and added to those of Future Ads in our financial statements.

The boards of directors of Propel and Kitara and the members of Future Ads, respectively, cited the following reasons for the merger of Kitara and Future Ads: (i) Future Ads provided a strong technology platform, diverse advertiser base, diverse distribution base and experienced team, history and culture and (ii) Kitara’s need to diversify its operations and the low likelihood of Kitara diversifying through other acquisitions of any scale in light of Kitara’s limited available cash and its low share price.

Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara (the “Merger”), with Kitara surviving the merger as a wholly-owned subsidiary of Propel. In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Furthermore, Propel will reimburse the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and will assume all of their unpaid transaction expenses as of such date. Propel estimates that the aggregate transaction expenses reimbursed or assumed by it were approximately $1,040,000.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business, continued

Financing Agreement

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Future Ads as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara Media Corp. and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and no more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $800,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding consolidated financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The Company’s consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the valuation allowance on deferred tax assets, the valuation of stock options, the valuation of contingent consideration from historical business combinations, and the value of intangible assets and goodwill.

Cash

The Company considers all short-term, highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits.  The Company maintains its cash deposits with major financial institutions.

Restricted Cash

Restricted cash as of December 31, 2014 and 2013 was $124,000 and $183,000, respectively. As of December 31, 2014, restricted cash is comprised of a certificate of deposit (“CD”) of $124,000. In addition to the CD of $124,000, restricted cash for the year ended December 31, 2013 also included a cash deposit of approximately $59,000 to collateralize a letter of credit issued in favor of a landlord.

Accounts Receivable

Accounts receivable are stated at gross invoice amount less an allowance for doubtful accounts and sales credits.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness, and receivable amounts outstanding for an extended period beyond contractual terms. The Company uses assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are re-evaluated and adjusted as additional information is received.

The allowance for doubtful accounts as of December 31, 2014 and 2013 was $638,000, and $343,000, respectively.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. Long-lived assets and certain identifiable intangible assets with definite lives are reviewed for impairment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized.  Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In accordance with ASC 985-20 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility (generally in the form of a working model) has been established. Research and development costs which consist primarily of salaries and fees paid to third parties for the development of software and applications are expensed as incurred. The Company capitalizes only those costs directly attributable to the development of the software. Capitalization of these costs begins upon the establishment of technological feasibility. Activities undertaken after the products are available for release to customers to correct errors or keep the product up to date are expensed as incurred. Capitalized software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Capitalized software development costs will be amortized over the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method. The Company will periodically perform reviews of the recoverability of such capitalized software costs.

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.  No impairment losses were recognized for the years ended December 31, 2014 or 2013.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Intangible Assets

The Company recorded intangible assets for its customer relationships and publisher relationships as a result of its acquisition by the Kitara Signing Holder, on August 31, 2010. The Company also recorded intangible assets for the assets acquired from NYPG for its subscribers and website on July 1, 2013.  In connection with the Company’s acquisition of Health Guru Media, the Company recorded intangible assets for their advertiser relationships, video library and domain names for Healthguru.com and Gather.com.

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. During the year ended December 31, 2014, the Company performed a fair value assessment of its intangible assets and determined that the fair values of its video library, advertiser relationships, and domain name were significantly lower than their carrying value, and recorded impairment charges of $106,000, $642,000 and $379,000, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. An entity has the option to first assess qualitative factors to determine whether events or circumstances lead to a conclusion that is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If an entity determines that qualitative factors indicate that it is more likely than not that the fair value of the entity exceeds the carrying amount, the two step quantitative evaluation is not necessary. Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company engaged a valuation expert who used both a discounted cash flows approach and a guideline companies model approach to estimate the current fair value of its enterprise when testing for impairment. The guideline companies method utilizes financial and market data on publically traded securities of companies engaged in business pursuits similar to those of the Company, from which prevailing investor attitudes and expectations are developed. Differences between the publically traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, are applied to Kitara’s operating results to develop an indicative of value.

In the event the estimated fair value of the Company is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the Company’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and stockholders' equity.

During the 2014 annual review of goodwill, management proceeded directly to the two-step quantitative impairment test. Following the methodology described above, the estimated fair value of the Company’s goodwill was significantly less than carrying value, resulting in an impairment of $6,381,000 during the year ended December 31, 2014.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Revenue Recognition

Kitara has three main sources of revenue: application advertising, display advertising and video advertising.

For application advertising and display advertising, Kitara negotiates with publishers to purchase advertising space on a publisher’s website or application. Kitara then negotiates a separate contract with an advertiser to fill the space that it has purchased. The advertisement leads a person to download a software application. Application advertising revenue is billed on a “cost per action” basis, which means that once the user clicks on an advertisement and downloads the toolbar, Kitara is able to bill the advertiser and has a responsibility to pay the publisher. For display advertising, the advertising revenue is billed on a “pay per impression” basis, which means that once the user views an advertisement, then Kitara is able to bill the Advertiser.

For video advertising, Kitara negotiates with publishers to purchase a commercial slot to be played and viewed prior to a video the end user is seeking to view. Kitara then negotiates a separate contract with an advertiser to fill the commercial slot that it has purchased. Kitara utilizes its PROPEL+ technology to select the appropriate advertisements to run ahead of the video. The advertisement must be viewed by a user prior to watching the desired video. Kitara invoices the advertiser for advertisements which are viewed by a user and which comply with the advertiser’s criteria. Separately, Kitara pays the publisher based upon the number of commercial advertisements run on the publisher’s site.

Kitara bears transactional and execution risk. Even if Kitara is not paid by the advertiser, Kitara is still responsible to pay the publisher, for ads that have run.

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable.

The Company’s revenues are recognized in the period that the actions occur or when services are provided and the criteria of ASC Topic 605 are met. Additionally, consistent with the provisions of ASC Topic 605-45, “Principal Agent Considerations,” (“ASC Topic 605-45”), the Company’s revenues are recorded on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenues, pursuant to the following: (i) Kitara has the primary responsibility to locate and place advertisements in the appropriate locations within the parameters specified by the advertiser, (ii) Kitara is responsible for negotiating prices with its advertisers, (iii) Kitara provides the advertisers a value added service by locating and negotiating space to present advertisements with publishers of websites and applications, which these advertisers could not execute on their own, (iv) Kitara negotiates separately with its publishers, (v) advertisers generally are not able to select which publishers that Kitara will contract with, (vi) The advertisers select criteria for where, when and to what general audience their advertisement will appear, but Kitara is responsible for placing those advertisements on its publisher’s space, and (vii) Kitara assumes all credit risk in regards to billings to customers. Kitara is responsible for paying amounts owed to publishers whether or not it is able to collect from its advertisers.

Prepayments and amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable and accrued liabilities or accounts receivable, net, in the accompanying consolidated balance sheets.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Cost of Revenues

Cost of revenues consists of payments to publishers that are directly related to a revenue-generating event, potential sales leads and for advertisements displayed on their sites. The Company becomes obligated to make payments to publishers in the period the actions or lead-based information are delivered or occur. The Company also purchases key words on search engines in order to direct consumers to its websites.

Other Operating Expenses

Other operating expenses include sales and marketing expenses, technology expenses, bad debt expenses, insurance, administrative expenses and other general overhead costs. Sales and marketing expenses consist primarily of travel, trade show and marketing material costs and are charged to operations during the year in which they are incurred. Technology expenses include costs associated with the maintenance of the Company’s technology platforms, as well as costs for contracted services and supplies.

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2014 and 2013;

For the Years Ended December 31,
	2014	2013
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	15.9% and 11.2% of revenue, or 27.1% of revenue in the aggregate	22.2%, 15.6% and 15.1% of revenue, or 52.9% of revenue in the aggregate

Accounts receivable	16.7% and 14.4% of accounts receivable, or 31.1% of accounts receivable in the aggregate	12.2%, 12.8% and 24.4% of accounts receivable, or 49.4% of accounts receivable in the aggregate

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

Cost of revenues	21.0%, 20.4%, 15.0% and 13.8% of cost of revenues, or 70.2% of cost of revenues in the aggregate	37.5% of cost of revenues from one vendor

Accounts payable	26.1% and 20.9% of accounts payable, or 47% related to accounts payable in the aggregate	34.1% accounts payable from one vendor

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers, continued

Kitara Media operates in a free market bid-based environment. Customer concentration is a reflection of obtaining the highest bid.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of December 31, 2014, the Company held cash balances in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Business Combinations

For a business combination, the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings are recognized as a gain attributable to the Company.

Deferred tax liabilities and assets were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires that fair value be disclosed for the Company’s financial instruments. The Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable and accrued liabilities are carried at historical cost basis. At December 31, 2014 and 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The contingent consideration related to a previous acquisition is measured at fair value on a recurring basis and adjusted accordingly.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

●	Level 3: Significant unobservable inputs that cannot be corroborated by market data

Level 3 financial liabilities measured at fair value on a recurring basis consist of the contingent obligation to Skyword, the entity that sold Gather.com to Health Guru Media prior to the Company’s acquisition of Health Guru Media, for which there is no current market such that the determination of fair value requires significant judgment or estimation. Future payments are contingent on revenue levels and as a result, the liability is remeasured at fair value on a recurring basis. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

The contingent consideration for the purchase of Gather.com consists of a five year arrangement to pay royalties to Skyword (“Skyward Royalty”). The Skyword Royalty is to be paid in quarterly installments and is based on revenues generated by the assets purchased. The Skyword Royalty is paid pursuant to the table below.

Skyword Royalty Payment Schedule	Royalty Rate Applied to Revenues for Stated Period
09/01/13 to 02/28/14	5%
03/01/14 to 08/31/14	15%
09/01/14 to 02/28/15	20%
03/01/15 to 09/15/17	25%

The royalty amount is capped and cannot exceed $2,000,000. At the end of the fifth year, there is a settlement provision. An amount representing $2,000,000 less the aggregate amount of Skyword Royalties paid through such fifth year is deemed the “Remainder.” If (i) the Remainder is $0, then no further action is necessary; (ii) if the Remainder is greater than $0, then Health Guru Media may pay the full dollar value of the Remainder to Skyword in full satisfaction of the obligation, or, (iii) if Health Guru Media does not exercise its option to pay the remainder in full, then Health Guru Media shall select a dollar value between $0 and the Remainder (“Settlement Value”). Skyword then has the option to accept receipt of the Settlement Value in full satisfaction or (iv) Skyword pays Health Guru Media the Settlement Value and thus reclaims all assets of the Gather business.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of contingent consideration in connection with the purchase of Gather (included in other liabilities):
December 31, 2014	$224,000	$-	$-	$224,000
December 31, 2013	$224,000	$-	$-	$224,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	As of December 31,
	2014	2013
Beginning balance	$224,000	$224,000
Acquisition of contingent consideration associated with the Health Guru Media merger	-	-
Ending balance	$224,000	$224,000

The contingent obligation to Skyword in connection with Health Guru Media’s purchase of Gather.com in September 2012 is classified within Level 3 of the valuation hierarchy. In order to determine the fair value of the contingent obligation to Skyword, using historical performance, the company estimates the future cash flows expected from Gather. This valuation is performed quarterly and the contingent obligation is adjusted accordingly.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Interim Chief Financial Officer, determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Interim Chief Financial Officer.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations.

In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.

Net loss per share

Basic net earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.

The computation of diluted earnings per share excludes outstanding options and warrants in periods where the exercise of such options and warrants would be anti-dilutive. For the years ended December 31, 2014 and 2013 there were 8,388,752 and 9,150,000 options, respectively, and 6,363,636 and 0 warrants, respectively, excluded from the computation of earnings per share because they were anti-dilutive.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Stock Compensation Policy

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2014 through the date these financial statements were issued. Management has concluded that no additional subsequent events required disclosure in these consolidated financial statements other than as disclosed herein.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update (ASU), which is expected to be issued sometime during the second quarter of 2015. On April 1, 2015 the FASB decided to permit the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company elected to adopt this ASU effective with the Quarterly Report on Form 10-Q filed on November 10, 2014 and its adoption did not have a material effect on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Property and Equipment, Net

Property and equipment, net, consists of the following:

	As of December 31, 2014	As of December 31, 2013
Leasehold improvements	$25,000	$25,000
Furniture & Fixtures	13,000	18,000
Computer Equipment	99,000	89,000
Software	876,000	587,000
Other Equipment	35,000	33,000
Stock image, music & video	12,000	12,000
Construction in progress	830,000	481,000
	1,890,000	1,245,000
Less: Accumulated Depreciation	(582,000)	(335,000)
	$1,308,000	$910,000

Depreciation expense for the years ended December 31, 2014 and 2013 was $247,000 and $108,000, respectively.

Construction in progress represents various software products that are being developed internally and capitalized that have not yet been placed in service.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Intangibles

Intangible assets consisted of the value received for advertisers and publishers that Kitara Media had at the time they were acquired by the Kitara Signing Holder. The period of benefit of having these advertisers and publishers was determined to be 3 years. Intangible assets also consist of the value received in the acquisition of NYPG for its website and subscribers. The period of benefit for the subscribers was determined to be 7 years and 3 years for the website.  Intangible assets related to the value received in the acquisition of Health Guru Media were the advertiser relationships which are being amortized over 10 years, the video library which also is being amortized over 10 years and the domain name for Gather.com which is being amortized over 18 months and the domain and trade name for Health Guru Media which has been deemed to be perpetual.

The Company assessed the impairment of its intangible assets to address several factors that could trigger impairments, including the following:

●	Domain and trade name impairment due to a reduced projection of sales due to industry wide changes and innovation

●	Changes in the expected useful lives of the intangible assets

●	Changes to projected revenues from existing advertiser relationships

When the Company determined that the carrying value of certain intangibles may not be recoverable due to the factors above, the Company recorded impairment charges of $1,127,000 for those intangibles, representing impairments of $1,256,000, net of accumulated amortization of $129,000. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Intangible assets are comprised of the following:

	As of December 31,
	2014	2013
Publisher relationships-Kitara Media	$695,000	$695,000
Advertiser relationships-Kitara Media	463,000	463,000
Advertiser relationships-Health Guru	-	720,000
Domain and trade name-Health Guru (indefinite life)	301,000	680,000
Domain name-Gather	142,000	142,000
Video Library	313,000	470,000
Subscribers	118,000	118,000
Website	26,000	26,000
Total Intangible Asset	2,058,000	3,314,000
Less: Accumulated Amortization	(1,285,000)	(1,188,000)
Net	$773,000	$2,126,000

Amortization expense for the years ended December 31, 2014 and 2013 was $225,000 and $417,000, respectively.

The estimated future amortization expense for each of the next five years and thereafter is as follows:

For the year ended December 31,	Domain name – Gather	Video Library	Subscribers	Website	Total
2015	$54,000	$156,000	$17,000	$8,000	$235,000
2016	-	157,000	17,000	4,000	178,000
2017	-	-	17,000	-	17,000
2018	-	-	17,000	-	17,000
2019	-	-	17,000	-	17,000
Thereafter	-	-	8,000	-	8,000
Total	$54,000	$313,000	$93,000	$12,000	$472,000

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Commitments and Contingencies

On July 1, 2013 in connection with the Mergers, the Company entered into employment agreements with each of Robert Regular and Limor Regular for their respective appointments as Chief Executive Officer and Chief Operating Officer of the Company. Each of the employment agreements is for a 4-year term. Pursuant to Mr. Regular’s employment agreement, he will receive a base salary of $350,000 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of his base salary upon meeting performance objectives as defined from time to time. Mr. Regular also received an initial stock option grant to purchase 2,400,000 shares of the Company’s common stock.

Pursuant to Ms. Regular’s employment agreement, she will receive a base salary of $225,000 per year and will be eligible to earn an annual performance bonus targeted to be approximately 50% of her base salary upon meeting performance objectives as defined from time to time. Ms. Regular also received an initial stock option grant to purchase 500,000 shares of Company’s common stock.

In connection with his resignation, Kitara entered into a separation agreement, dated as of October 14, 2014, with Mr. Silberstein, the Company’s former president. Under the separation agreement, effective December 31, 2014 and contingent upon his execution of a mutual general release of all claims, (i) Kitara will pay Mr. Silberstein a bonus equal to three months' of his base salary at the earlier of the effective date of his resignation and the consummation of the Transactions, (ii) at the effective time of his resignation, Kitara will engage Mr. Silberstein as a consultant for nine months for a monthly fee of approximately $30,000, which monthly fee will be reduced to approximately $15,000 if the transactions are not consummated and Mr. Silberstein obtains full time employment with a third party, and (iii) at the effective time of his resignation, Mr. Silberstein's stock option will be amended and restated so that it survives his resignation and to modify the vesting schedule for the unvested shares. Under the amended and restated option, 250,000 of the unvested shares will vest immediately, another 250,000 of the unvested shares will vest upon the closing of the Transactions and the remaining 1,375,000 of the unvested shares will vest as follows: (a) if the total revenue of Health Guru for the year ended December 31, 2015 exceeds $5,000,000, a number of shares equal to five percent of such revenue divided by the exercise price will vest, and (b) if the total revenue of Health Guru for such fiscal year exceeds $10,000,000, an additional number of shares equal to one percent of such revenue divided by the exercise price will vest. Mr. Silberstein’s employment agreement becomes void upon the effectiveness of his resignation. The amendment affecting Mr. Silberstein’s stock option was determined to be a termination of the old option award and the grant of a new option award as a result of this change in employment status. The accounting effect of the termination and grant of the new award on the consolidated financial statements was immaterial.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Commitments and Contingencies, continued

Operating Leases

Rent expense for the years ended December 31, 2014 and 2013 was $468,000 and $247,000 respectively.  Health Guru Media had a lease which was set to terminate in September 2015.  In January 2014, this lease was terminated, effective April 30, 2014, which required the payment of a termination fee of $50,000.

On September 29, 2014, upon the expiration of its existing lease, the Company entered into a new lease with its landlord. The new lease, which commenced on September 30, 2014, is for a total of 10,000 square feet of space and has an initial lease term of 66 months with the Company occupying the initial 7,500 square feet of space on September 30, 2014 at an initial monthly rent of approximately $22,000 with a plan to occupy the remaining 2,500 square feet of space some time after the first quarter of 2015, at an additional monthly rent of approximately $8,000. Under each lease component, the lease provides for $0 cash rental payments for the first five months of their respective terms.

The future minimum lease payments are as follows:

For the Year Ended December 31,	Amount
2015	$217,000
2016	261,000
2017	265,000
2018	276,000
Thereafter	346,000
Total	$1,365,000

Note 6 - Short Term Debt

On November 1, 2013, Kitara Media secured a three-year $5,000,000 credit facility with Wells Fargo Bank, National Association (the “Lender”). The credit facility with the lender was terminated and repaid in full on January 28, 2015, in connection with the Transactions. The interest rate on the credit facility is Libor plus 4.25% with a minimum interest charge of $10,000 per month. Various fees are payable to the Lender from time to time, including origination fees and unused line fees.

The credit facility contained various financial covenants including the requirement that earnings before interest, taxes, depreciation and amortization be at certain minimum levels for various periods through December 31, 2014. Other financial covenants are that the Company maintain minimum liquidity (as defined in the credit facility) of $1,000,000 and make no more than $100,000 in capital expenditures in any fiscal year, other than capitalized software development costs (as defined in the credit facility), which may not be in excess of $1,000,000 in any fiscal year.  Amounts due under the credit agreement are secured by a continuing security interest in substantially all of Kitara Media’s assets and also pledges by the Company of  its ownership interests in its other wholly-owned subsidiaries, NYPG and Andover Games, LLC. Outstanding advances under the Credit Agreement may not at any time exceed a Borrowing Base (as defined below) less amounts outstanding under letters of credit. The Borrowing Base is equal to 85% of eligible accounts receivable plus the lesser of 75% of eligible unbilled accounts receivable or $500,000 less reserves established by Lender from time to time less $500,000. Kitara Media shall maintain at all times minimum excess availability of not less than $500,000. The credit line would have terminated on November 1, 2016, at which time all amounts outstanding must be paid.  The facility was treated as a current liability because among other provisions, the agreement required that the Company maintain a lockbox arrangement and contains certain subjective acceleration clauses. In addition, the lender may at its discretion, adjust the availability of the arrangement. At December 31, 2014 and 2013 the outstanding balance was $883,000 and $841,000, respectively.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Short Term Debt, continued

In conjunction with the acquisition of Health Guru Media, the Company acquired certain debts as follows:

On June 10, 2011, Health Guru Media obtained a commitment from a lender to borrow an aggregate of $3,000,000. The commitment was divided into two tranches. The first tranche was for $2,000,000 which expired on October 1, 2014. The second tranche was for $1,000,000 and expired on December 1, 2014.  On January 31, 2012, Health Guru Media obtained an additional growth capital loan on its second commitment (“Tranche 3”) in the amount of $500,000 which expired on December 1, 2014.

Interest was payable monthly at an annual interest rate which was a sum of the prime rate, as published by The Wall Street Journal, plus 9.75% per annum (the “Combined Interest Rate”). In no event shall the designated rate be less than 13%. At December 31, 2013, the interest rate on this debt was 13%.  As of December 31, 2014 and 2013 the total balance on the notes was $0 and $1,383,000, respectively.

In June 2013 Health Guru Media secured a one (1) year receivable financing arrangement with Sterling National Bank – Factoring and Trade Finance Division (“the Bank”). Health Guru Media presents invoices to the Bank who then advances it up to 60% of eligible invoices and may remain outstanding for up to 120 days of the invoice date or 60 days past due.  The Bank charged a commission rate of .35% of the gross invoice.  All debits in the account shall bear interest daily at a rate equal to 1.75% above prime rate as published in the Wall Street Journal. As of December 31, 2014 the Sterling arrangement was terminated and the total balance outstanding was $0. As of December 31, 2013, the balance was $1,080,000.

On June 19, 2013, Health Guru Media, the Bank and the Health Guru Lender for the loans, entered into an Intercreditor agreement that has granted the Bank and the Health Guru Lender for the loans, a general lien and security interest in substantially all of Health Guru Media’s assets.  This agreement sets forth the respective rights and obligations with respect to the assets of Health Guru Media between the Bank and the Health Guru Lender for the loans.

Note 7 - Litigation

In December 2013, an action entitled Intrepid Investments, LLC ("Intrepid") v. Selling Source, LLC, et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the "Note"). Kitara Media is not a signatory to the Note but it did sign an August 31, 2010 Security Agreement ("Security Agreement") pledging certain of its assets as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with K/N Merger Sub, with Kitara Media surviving the merger and becoming the Company’s wholly-owned subsidiary. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders ("Senior Lenders"). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledge as security under the Security Agreement. In connection with the merger of K/N Merger Sub LLC and Kitara Media, the first priority Senior Lenders released the lien on Kitara Media’s assets which were pledged as collateral under the Security Agreement and the obligation of Kitara Media to Intrepid was released. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No.: 654309/2013; Supreme Court of The State of New York County. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier this year. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims. The claims asserted against Kitara are not among those addressed in Selling Source’s motion.

Based on these facts, Kitara Media believes Intrepid’s claim is without merit and intends to defend it vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogatory responses to Intrepid.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Stockholders’ Equity

The Company has 95,884,241 shares outstanding as of December 31, 2014. In connection with the Mergers, Kitara Media became the acquirer for accounting purposes and as such the 20,000,000 shares issued to the Kitara Signing Holder are considered outstanding as of the earliest period presented. On July 1, 2013, in conjunction with the Mergers, the Company issued 10,000,000 shares to acquire NYPG, 4,000,000 shares in a private equity raise, 381,950 shares were repurchased and 25,813,075 shares were cancelled.

On October 21, 2013, the Company issued 2,145,294 of common stock to settle two liabilities with the Kitara Signing Holder. Pursuant to the K/N Merger Agreement, the Company originally agreed to pay the Kitara Signing Holder cash equal to the amount by which Kitara’s working capital at closing (as finally determined in accordance with the K/N Merger Agreement) exceeded $2,500,000 (the “Closing Working Capital Adjustment”). The Kitara Signing Holder and the Company determined that the Closing Working Capital Adjustment was $904,000. The Company also owed the Kitara Signing Holder an aggregate of $170,000 for services provided by the Kitara Signing Holder to the Company since the closing of the Mergers. These two debts were settled via the equity issue.

On December 3, 2013, the Company entered into a merger agreement and plan of organization (the “HG Merger Agreement”) with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became the Company’s wholly owned subsidiary. At the closing, the former holders of the capital stock of Health Guru Media received an aggregate of 18,000,000 shares of the Company’s common stock.

In connection with the consummation of the transactions contemplated by the HG Merger Agreement, the Company sold an aggregate of 4,000,000 shares of common stock to several accredited investors, including members of the Company’s board of directors and their affiliates, on a private placement basis, for an aggregate purchase price of $2,000,000, or $0.50 per share.

On April 25, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) providing for the sale on a private placement basis (the “Offering”) of shares of the Company’s common stock at $0.55 per share and the issuance of warrants to purchase 50% of the total number of shares purchased by the investors in the Offering. Pursuant to the Purchase Agreement, the Company sold a total of $7,000,000 of its shares of common stock (or an aggregate of 12,727,272 shares) in the Offering to several accredited investors (the “Investors”), including Ironbound and Robert Regular, the Company’s chief executive officer. In connection with the Offering, the Company issued warrants to purchase an aggregate of 6,363,636 shares of the Company’s common stock. The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019. The Company consummated the sale of these securities on April 29, 2014.  The Company received proceeds from the Offering of approximately $6,491,000, including the cancellation of a $1,000,000 promissory note held by Ironbound that was used to make its purchase in the Offering, net of approximately $509,000 of commissions and expenses.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Issuance of Stock Options

On July 1, 2013, as part of their employment agreements, the Company granted Mr. Regular and Mrs. Regular options to purchase 2,400,000 shares and 500,000 shares, respectively, at an exercise price of $0.20 which are exercisable until June 30, 2018. Both option grants vest on a quarterly basis.

On August 1, 2013, the Company granted various employees options to purchase an aggregate of 2,075,000 shares at an exercise price of $0.50 which have various vesting schedules and have a contractual life until July 31, 2018.

On September 2, 2013, the Company granted various employees options to purchase an aggregate of 200,000 shares at an exercise price of $0.70 which have various vesting schedules and have a contractual life until September 1, 2018.

On October 23, 2013, the Company granted an employee, options to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.30 and have a contractual life until October 22, 2018.

On December 3, 2013, the Company granted various employees options to purchase an aggregate of 4,025,000 shares at an exercise price of $0.26 which have a 4 year vesting schedule and have a contractual life until December 2, 2018.

On May 8, 2014, the Company granted various employees options to purchase an aggregate of 670,000 shares at an exercise price of $0.04 and vest as follows: (i) 167,500 shares vest after one year and (ii) 41,875 shares vest on a quarterly basis thereafter. The options have a contractual life until May 9, 2019.

On May 8, 2014, the Company granted to a director non-plan options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.60. The options vested immediately and have a contractual life until May 9, 2019.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $407,000 and $89,000 for the year ended December 31, 2014 and 2013, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2014, the unamortized value of options was $726,000.  As of December 31, 2014, the unamortized portion will be expensed through 2017, and the weighted average remaining amortization period was 2.8 years.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Issuance of Stock Options, continued

The following table is a summary of activity under the Company’s 2014 and 2013 Stock Option Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	9,150,000	$0.31	$0.13	4.7	$10,013,000
Granted	1,420,000	$0.34	$0.40
Exercised	-	-	-
Forfeited, expired or cancelled	(2,181,248)	$0.38	0.23
Outstanding at December 31, 2014	8,388,752	$0.30	$0.15	3.8	$2,164,000

Exercisable at January 1, 2014	212,500	$0.24	$0.10	4.5	$245,000
Vested	2,804,717	$0.38	0.16
Forfeited	-	$-	$-
Exercisable at December 31, 2014	3,017,217	$0.37	0.15	3.9	$593,000

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted during 2014 and 2013 were estimated using the following weighted- average assumptions:

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2014 and 2013 using the following range of assumptions.  The simplified method was used to determine the expected life as the granted options were “plain-vanilla” options.

	Jul 1, 2013 Option Grants	Aug 1, 2013 Option Grants	Sep 1, 2013 Option Grants	Oct 23, 2013 Option Grants	Dec 3, 2013 Option Grants	May 8, 2014 Option Grants	May 8, 2014 Non-Plan Option Grants
Stock Price	$0.20	$0.50	$0.70	$0.30	$0.26	$0.60	$0.60
Exercise Price	$0.20	$0.50	$0.70	$0.30	$0.26	$0.04	$0.60
Number of Options Granted	2,900,000	2,075,000	200,000	150,000	4,025,000	670,000	750,000
Dividend Yield	0%	0%	0%	0%	0%	0%	0%
Expected Volatility	54%	54%	54%	54%	54%	55.00%	55.00%
Risk-Free interest rate	1.39%	1.49%	1.68%	1.30%	1.40%	0.02%	1.63%
Expected life (in years)	3.75	3.75	3.75	3.75	3.75	3.75	5.00

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Income Taxes

Income tax benefit (expense) for the years ended December 31, 2014 and December 31, 2013, respectively is as follows:

	2014	2013
Current
Federal	$-	$-
State	26,000	67,000
Total current	26,000	67,000
Deferred
Federal	(129,000)	-
State	(22,000)	-
Total deferred	(151,000)	-
Total Income Tax Benefit (Expense)	$(125,000)	$67,000

The difference between the Company's effective income tax rate and the federal statutory corporate tax rate is as follows:

	2014	2013
Statutory federal tax rate	-34.0%	34.0%
State taxes, net of federal benefit	-5.9%	-39.6%
Permanent differences:
Impairment of goodwill	15.0%	-%
Transaction costs	1.2%	-14.0%
Pre-merger Kitara LLC income	-%	33.2%
Valuation allowance	24.9%	-71.9%
Other	-1.9%	2.6%
Total	-0.7%	-55.7%

Significant components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward	$8,397,000	$4,558,000
Accrued bonus	-	182,000
Bad debts	255,000	137,000
Accrued vacation	97,000	56,000
Amortization of intangibles	209,000	-
Non-qualified stock options	199,000	36,000
Gross deferred tax assets	9,157,000	4,969,000

Deferred tax liabilities
Amortization of intangibles	-	(310,000)
Depreciation	(208,000)	(73,000)
Gross deferred tax liabilities	(208,000)	(383,000)

Valuation allowance	(9,069,000)	(4,858,000)

Net deferred tax liability	$(120,000)	$(272,000)

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Income Taxes, continued

Based on a history of cumulative losses at Health Guru Media and the results of operations for the year ended December 31, 2014, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. During the years ended December 31, 2014 and 2013, the change in the valuation allowance was an increase of $4,211,000 and 4,858,000, respectively.

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,000,000. These carryforwards included losses incurred by Health Guru Media prior to their being acquired by Kitara on December 3, 2013, as well as losses incurred during 2013 by the other members of the consolidated tax group.  Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a company. As a result, utilization of the Company's net operating loss carryforwards will be subject to limitations.  These limitations could have the effect of eliminating a portion of the future income tax benefits of the net operating loss carryforwards. The expected expiration dates of these net operating losses are the years 2024 through 2034.

Furthermore, Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2014, the Company has not completed an analysis of whether an ownership change occurred under Section 382, which, if it did occur, could substantially limit its ability in the future to utilize its net operating loss and other tax carryforwards.

The Company remains subject to examination by tax authorities for tax years 2009 through 2014. The Company files income tax returns in the U.S. federal jurisdiction and various states.

As of December 31, 2014 and 2013, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 11 – Note Payable, Stockholder

On July 1, 2013, the Company, Kitara Media, and NYPG amended the K/N Merger Agreement to amend the merger consideration being paid to the NYPG Signing Holder. The K/N Merger Agreement previously provided that the revenue generated by NYPG, arising solely from the current operations of NYPG, from the closing of the transaction through December 31, 2013 would be paid to the NYPG Signing Holder. The amendment removed the right of the NYPG Signing Holder to receive the NYPG revenue and in its place called for the Company to issue two promissory notes, which also replaced the accumulated shareholder loans that the Signing Holder had made throughout the history of NYPG. The first note is for $100,000 with an annual interest rate of 1% that was repaid during January 2015. The second note is for $200,000 with an annual interest rate of 1% that matures on January 1, 2023. Each of the notes will accrue interest and will be due at the time the notes become due and payable.  As of December 31, 2014 the outstanding balance on the notes was $300,000. As of December 31, 2014, accrued interest of $4,000 was included within accounts payable and accrued liabilities on the consolidated balance sheet.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Related Party Transactions

The Company received various accounting, human resource and information technology services from the Kitara Signing Holder, a significant shareholder of the Company. For the years ended December 31, 2014 and 2013, the Company recorded management fees for services performed by the Kitara Signing Holder on behalf of the Company of $0 and $250,000, respectively. As part of the K/N Merger Agreement, the Company was required to pay the Kitara Signing Holder cash equal to the amount of Kitara’s working capital at closing that exceeded $2,500,000. The Kitara Signing Holder and the Company have agreed to a working capital adjustment of $904,000. The total liability at the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

On October 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2014, the Company has paid to FCS a total of $174,000 representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. As of December 31, 2014, the balance due to FCS was $45,000 and was reported as due to related party within the consolidated balance sheet.

Note 13 - Acquisitions

NYPG Acquisition

On June 12, 2013, the Company entered into the K/N Merger Agreement with K/N Merger Sub LLC, K/N Merger Sub Inc., Kitara Media, NYPG, the Kitara Signing Holder and the NYPG Signing Holder.  The K/N Merger Agreement contemplated the (i) merger of K/N Merger Sub LLC with and into Kitara Media with Kitara Media surviving the merger and (ii) merger of K/N Merger Sub Inc. with and into NYPG with NYPG surviving the merger.

On July 1, 2013, the Company consummated the transactions contemplated by the K/N Merger Agreement.  At the close of the Merger, the NYPG Signing Holder, holder of all outstanding and issued shares of NYPG common stock, received (a) an aggregate of 10,000,000 shares of the Company’s common stock and (b) the Closing Notes, one in the amount of $100,000 being due and payable on January 1, 2014 (which was subsequently extended through January 1, 2015) and one in the amount of $200,000 being due and payable on January 1, 2023 to replace the existing advances from stockholder of NYPG.  Each of the Closing Notes accrues interest at a rate of 1% per annum, which will be due at the time the Closing Notes become due and payable. The aggregate purchase price of the transaction was $2,000,000.

For accounting purposes, the acquisition of NYPG by the Company was treated as a business combination.

The assets and liabilities of NYPG have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the Mergers on July 1, 2013, the Company acquired identifiable intangible assets of $143,000.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Subscribers	7 years
Website	3 years

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Acquisitions, continued

NYPG Acquisition, continued

The following details the allocation of the purchase price for the Kitara/NYPG Merger:

Fair Value
Cash	$6,000
Accounts Receivable	28,000
Property and Equipment	2,000
Intangible Asset - Subscribers	118,000
Intangible Asset - Website	25,000
Goodwill	2,118,000
Security Deposit	3,000
Promissory Notes Payable	(300,000)
Total purchase price consideration	$2,000,000

The Mergers resulted in the recording of goodwill of $2,118,000.  As a result of the transaction, the Company obtained access to the Adotas.com website which is owned and operated by NYPG.  The Company will therefore have access to the industry and market information that Adotas.com compiles.  NYPG will also leverage the Company’s contacts to drive traffic to increase advertisements to the website.  Adotas will also benefit from the Company’s senior management team.

The results of operations for are reflected in the Company’s results from July 1, 2013.

Health Guru Acquisition

On December 3, 2013, the Company entered into a Merger Agreement and Plan of Organization (“Health Guru Merger Agreement”) by and among the Company, Kitara Media Sub, Inc. (“Merger Sub”), Health Guru Media and certain security holders of Health Guru Media, which security holders held a majority of the outstanding shares of capital stock of Health Guru and simultaneously consummated the transactions contemplated thereby (the “Closing”).

At the Closing, pursuant to the Health Guru Merger Agreement, Merger Sub was merged with and into Health Guru, with Health Guru surviving as a wholly owned subsidiary of the Company (the “HG Acquisition”). All of the shares of capital stock and certain debt of Health Guru Media outstanding immediately prior to the HG Acquisition were automatically canceled and converted into the right for such holders to receive an aggregate of 18,000,000 shares of the Company’s common stock.  Simultaneously, all of Health Guru Media’s stock options and warrants to purchase common stock which were outstanding prior to the HG Acquisition were cancelled. Based on a valuation prepared by an independent appraiser, the total purchase price of the transaction was $8,600,000. The assets and liabilities of Health Guru Media have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the HG Acquisition on December 3, 2013, the Company acquired identifiable intangible assets of $2,012,000.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Domain Name – Gather.com	18 months
Advertiser Relationship	10 years
Video Library	10 years
Domain and trade name	Indefinite

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Acquisitions, continued

Health Guru Acquisition, continued

The following details the allocation of the purchase price for the Health Guru Acquisition:

Fair Value
Cash	$754,000
Accounts Receivable	2,926,000
Property and Equipment	198,000
Prepaid expenses and other current assets	286,000
Security Deposit	56,000
Intangible Asset - Domain and Trade Name - no amortization	680,000
Intangible Asset - Domain Name	142,000
Intangible Asset - Advertiser Relationship	720,000
Intangible Asset - Video Library	470,000
Goodwill	9,698,000
Deferred tax liability	(272,000)
Accounts Payable and Accrued Expenses	(4,172,000)
Contingent Consideration	(224,000)
Short Term Debt	(2,662,000)
Total purchase price consideration	$8,600,000

The Health Guru Acquisition resulted in the recording of goodwill of $9,698,000.  The transaction has resulted in synergies in the technologies that the Company and Health Guru Media respectively have access to.  For instance, the acquisition allows Heath Guru Media to have access to the Company’s video player, Propel +, which it previously did not have access to.  Likewise, the Company now has access to Health Guru Media’s content management system that it previously did not have access to.  Additionally, many of the advertisers and publishers complement each other so each company has now gained access to more advertisements and access to more places to serve advertisements.

The results of operations for Health Guru Media are reflected in the Company’s results from the period December 3, 2013.

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the acquisition of NYPG and the acquisition of Health Guru Media had occurred as of January 1, 2013:

For the year ended December 31, 2013
Revenues	$35,090,000
Net loss	$(5,552,000)
Pro forma basic and diluted net loss per common share	$(0.07)
Pro forma weighted average common shares outstanding - basic and diluted	83,156,969

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Mergers and the acquisition of Health Guru Media been completed as of January 1, 2013, nor are they necessarily indicative of future consolidated results.  Pro-forma net loss for the year ended December 31, 2013 was adjusted to exclude $367,000 in acquisition related costs, $550,000 in impairment expenses, and $250,000 in management's bonus.

Kitara Media Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan. The Plan does not permit investment of participant contributions in the Company’s member units. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $101,000 and $99,000 during the years ended December 31, 2014 and 2013, respectively.

