Form 10-Q
period 2015-03-31
Propel Media, Inc.
filed 2015-05-15
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2015, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
Assets	March 31, 2015	December 31, 2014
	(unaudited)
Current assets
Cash	$6,346,000	$3,675,000
Accounts receivable, net	11,242,000	8,054,000
Prepaid expenses	602,000	343,000
Deferred tax assets, current	12,000	-
Other current assets	232,000	-
Total current assets	18,434,000	12,072,000

Property and equipment, net	3,050,000	2,034,000
Restricted cash	513,000	-
Intangible assets	586,000	-
Goodwill	2,467,000	-
Deferred tax assets, non-current	34,610,000	-
Other assets	698,000	56,000
Total assets	$60,358,000	$14,162,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$7,622,000	$3,540,000
Accrued expenses	3,311,000	4,184,000
Advertiser deposits	2,627,000	2,610,000
Obligations to transferors	-	650,000
Short-term portion of long-term debt	6,189,000	-
Revolving credit facility	5,751,000	-
Total current liabilities	25,500,000	10,984,000

Long-term debt	71,442,000	-
Obligations to transferors	16,387,000	-
Other non-current liabilities	428,000	464,000
Note payable stockholder, non-current, net	100,000	-
Total liabilities	113,857,000	11,448,000

Commitments and contingencies

Stockholders' (Deficit) Equity
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares,	-	-
no shares issued or outstanding
Common Stock, $0.0001 par value, authorized 500,000,000 shares,	25,000	15,000
issued and outstanding 250,010,162 and 154,125,921,
at March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	139,000	-
Accumulated (deficit) earnings	(53,663,000)	2,699,000
Total stockholders’ (deficit) equity	(53,499,000)	2,714,000
Total liabilities and stockholders' (deficit) equity	$60,358,000	$14,162,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$21,491,000	$24,669,000
Cost of revenues	10,172,000	11,295,000
Gross profit	11,319,000	13,374,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,669,000	3,541,000
Technology development and maintenance	889,000	618,000
Marketing and promotional	25,000	102,000
General and administrative	959,000	319,000
Professional services	737,000	173,000
Depreciation and amortization	385,000	320,000

Operating expenses	6,664,000	5,073,000

Operating income	4,655,000	8,301,000

Interest expense	(2,407,000)	-

Income before income tax benefit	2,248,000	8,301,000
Income tax benefit	31,324,000	-
Net income	$33,572,000	$8,301,000

Net income per common share, basic and diluted	$0.15	$0.05

Weighted average number of common shares outstanding - basic and diluted	221,244,890	154,125,921

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.
Historical pre-tax net income before income taxes	$2,248,000	8,301,000
Pro-forma income tax expense	897,000	3,312,000
Pro-forma net income	$1,351,000	$4,989,000

Unaudited pro-forma net income per common share, basic and diluted	$0.01	$0.03

Weighted average number of shares outstanding - basic and diluted	221,244,890	154,125,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' (Deficit) Equity
(unaudited)

			Additional	Accumulated	Total Stockholders'
	Common stock		Paid-in	(Deficit)	(Deficit)
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2015	154,125,921	$15,000	$-	$2,699,000	$2,714,000

Distributions to Transferors - prior to reverse merger	-	-	(1,024,000)	-	(1,024,000)

Reverse merger with Kitara Media Corp on January 28, 2015	95,884,241	10,000	7,990,000	-	8,000,000

Distributions toTransferors in cash - exchange agreement	-	-	(80,000,000)	-	(80,000,000)

Distributions to Transferors - working capital adjustment	-	-	(3,337,000)	-	(3,337,000)

Distribution obligation to Transferors	-	-	(12,696,000)	-	(12,696,000)

Distributions to Transferors - transaction fee reimbursements ($733,000 paid in cash and $134,000 included in accrued expenses at March 31, 2015)	-	-	(867,000)	-	(867,000)

Reclassification of deficit in additional paid-in capital to accumulated deficit	-	-	89,934,000	(89,934,000)	-

Stock-based compensation - amortization of stock options	-	-	139,000	-	139,000

Net income	-	-	-	33,572,000	33,572,000

Balance, March 31, 2015	250,010,162	$25,000	$139,000	$(53,663,000)	$(53,499,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$33,572,000	$8,301,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	3,000	(2,000)
Stock-based compensation	139,000	-
Depreciation and amortization	385,000	320,000
Accretion of debt premium	589,000	-
Amortization of debt discount	143,000	-
Amortization of deferred financing costs	42,000	-
Interest accrued on amount due to Transferors	220,000	-
Deferred income taxes	(31,377,000)	-
Changes in assets and liabilities:
Accounts receivable	1,783,000	199,000
Prepaid expenses	(238,000)	37,000
Restricted cash	(513,000)	-
Other assets	172,000	-
Accrued expenses	(1,962,000)	82,000
Advertiser deposits	(12,000)	(10,000)
Other non-current liabilities	(36,000)	(33,000)
Accounts payable	305,000	794,000
Net cash provided by operating activities	3,215,000	9,688,000

Cash Flows From Investing Activities
Cash acquired in connection with the reverse merger with Kitara Media Corp.	1,901,000	-
Purchase of property and equipment	(235,000)	(302,000)
Net cash provided by (used in) investing activities	1,666,000	(302,000)

Cash Flows From Financing Activities
Proceeds from term loan	78,120,000	-
Repayment of term loan	(1,219,000)	(26,000)
Repayment of Kitara Media Corp. line of credit	(1,539,000)	-
Repayment under line of credit	(11,736,000)	-
Borrowings under line of credit	17,487,000	-
Deferred financing costs	(916,000)	-
Distribution to Transferors - before reverse merger with Kitara Media Corp.	(1,674,000)	(7,603,000)
Distribution to Transferors - exchange	(80,000,000)	-
Distribution to Transferors - transaction fee reimbursement	(733,000)	-
Net cash used in financing activities	(2,210,000)	(7,629,000)

Net increase in cash	2,671,000	1,757,000

Cash
Beginning of period	3,675,000	4,052,000
End of period	$6,346,000	$5,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,416,000	$-

Income taxes	$-	$-

Non-cash investing and financing activities:
Distribution to transferors declared but not yet paid	$134,000	$1,900,000

Obligations to Transferors	$16,033,000	$-
Outstanding common stock of Kitara recognized at the date of the reverse merger	$8,000,000	$-

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$6,896,000	$-
Property and equipment, net	1,138,000	-
Deferred income taxes	3,245,000
Other assets	172,000	-
Intangible assets	614,000	-
Goodwill	2,467,000	-
Accounts payable and accrued expenses	(4,866,000)	-
Advertiser deposits	(29,000)	-
Revolving credit facility	(1,437,000)	-
Note payable – stockholder - current	(102,000)	-
Note payable – stockholder – long-term, net	(98,000)	-
Total purchase price	$8,000,000	$-

Non-cash consideration	$8,000,000	$-

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp	$8,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, was formed on October 7, 2014. On January 28, 2015, Propel consummated a “reverse business combination” with Future Ads LLC (“Future Ads) a California limited liability company, the former members of Future Ads (“Transferors”), and Kitara Media Corp. (“Kitara”), a Delaware Corporation (the “Reverse Merger” (See Note 3 – Reverse Business Combination and Recapitalization). Future Ads and Kitara are wholly owned subsidiaries of Propel (together with Propel “Propel Media” or the “Company”).

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

Kitara is a digital media and technology company providing video solutions to advertisers, digital publishers and video content providers. With hundreds of millions of monthly video advertising views, Kitara delivers precise targeting and engagement for advertisers, accretive monetization and engaging video content for publishers, and expanded distribution for video content providers. Kitara’s internally developed proprietary technology platform PROPEL+ enables the automation and optimization of video advertising, video content and digital publishing spaces, while enhancing the video experience for consumers.

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

On January 28, 2015, in connection with the closing of the Reverse Merger, Propel, Kitara and Future Ads as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Following the Reverse Merger, the former members of Future Ads (See Note 3) owned 61.7% of the merged company and the former stockholders of Kitara owned 38.3% of the merged company.

As a result of the Reverse Merger, Future Ads’ former members acquired a majority of Propel’s common stock and both Future Ads’ and Kitara’s officers and directors became the officers and directors of Propel. For accounting purposes, the Reverse Merger has been treated as an acquisition of Kitara by Future Ads whereby Future Ads was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Future Ads. In connection with the Reverse Merger, the equity accounts of Future Ads have been restated on a recapitalization basis so that all equity accounts are now presented as if the member interest exchanged for shares of Propel Media common stock had occurred at the beginning of the earliest period presented.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business, continued

Liquidity and Capital Resources

As of March 31, 2015, the Company’s cash on hand was $6,346,000 and the Company had a working capital deficit of $7,066,000. The Company recorded net income of $33,572,000 for the three months ended March 31, 2015. The net income for the three months ended March 31, 2015 reflected income before income tax benefit of $2,248,000 and an income tax benefit of $31,324,000, representing principally the recording of deferred income tax assets of $31,386,000 on account of Future Ads change in income tax status to a C corporation on the effective date of the Reverse Merger (See Note 2). The Company has historically met its liquidity requirements through operations.

Cash flows provided by financing activities for the three months ended March 31, 2015 were principally in conjunction with the Reverse Merger, and consisted of proceeds net of principal payments of $76,901,000 from the issuance of the Term Loan and proceeds net of repayments of $5,751,000 of the Revolving Loan. Cash flows used in financing activities for the three months ended March 31, 2015 consisted of repayment of the revolving loan with Wells Fargo of $1,539,000, deferred financing costs of $916,000, distributions to Transferors before the Reverse Merger of $1,674,000, distributions to Transferors in the Exchange of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $733,000.

Management believes that the Company’s cash balances on hand ($6,346,000 at March 31, 2015), cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through March 2016.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Statements of Income and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the valuation of stock options, the obligations to the Transferors for the working capital adjustment, and the determination of the fair value of the net assets of Kitara acquired in connection with the reverse business combination.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Restricted Cash

Restricted cash as of March 31, 2015 and December 31, 2014 was $513,000 and $0, respectively. As of March 31, 2015, restricted cash is comprised of a certificate of deposit (“CD”) of $124,000, a cash deposit of approximately $89,000 to collateralize a letter of credit issued in favor of a landlord and $300,000 in cash in favor of a bank in order to collateralize certain purchase card obligations.

Accounts Receivable

Accounts receivable are stated at gross invoice amount less an allowance for doubtful accounts.

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

The allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $299,000, and $2,000, respectively.

Intangible Assets

In connection with the Company’s Reverse Merger with Kitara, the Company recorded intangible assets for a video library and domain and trade name for Healthguru.com (See Note 5 – Intangibles).

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 24 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2015 and 2014, there were no impairments.

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

In the event the estimated fair value of the Company is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and stockholders' equity.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Goodwill, continued

The Company engaged a valuation expert who used both a discounted cash flows approach and a guideline companies’ model approach to estimate the current fair value of Kitara in connection with the reverse business combination of Kitara. The guideline companies’ method utilizes financial and market data on publically traded securities of companies engaged in business pursuits similar to those of Kitara, from which prevailing investor attitudes and expectations are developed. Differences between the publically traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, were applied to Kitara’s operating results to develop an indicative of value.

Deferred Financing Costs

Debt issuance costs (principally legal and other fees) are capitalized and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $42,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, and is included in interest expense on the accompanying consolidated income statements. Deferred financing costs are reflected in other current assets ($232,000) and other assets non-current ($642,000), on the condensed consolidated balance sheets as of March 31, 2015.

Advertiser Deposits

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

Revenue Recognition

Revenue is generated from multiple advertising channels, including (i) full-page display and transitional advertising units served on a cost-per-impression basis, (ii) in-text advertising units served on a cost-per-click basis, (iii) download-based partnerships on a revenue-sharing or cost-per-action basis, (iv) advertising display units on publisher networks and gaming media properties on a cost-per-mille basis, (v) advertising in the form of in-text and transitional display advertising units served on a cost-per-impression and cost-per-click basis through third party application developer partners, and (vi) third-party display and social media on a cost-per-action basis and video advertising based upon user views.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”, (“ASC 605”) Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable.

The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as the Company acts as a third-party distribution partner in these transactions, and the payments to publishers are the contractual obligation of the advertiser customers. The Company bears transactional and execution risk. If the Company is not paid by the advertiser, the Company bears responsibility to pay the publisher for ads that have run.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

The amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable or accrued liabilities in the accompanying consolidated balance sheets.

Cost of Revenues

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

Leases

The Company has two office leases with terms of approximately seven years and six years, respectively. The Company amortizes the total lease costs on a straight line basis over the minimum lease term. The Company leases computer hardware and software, and office equipment with varying lease terms.

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. For the three month ended March 31, 2015 and 2014, research and development costs were $889,000 and $618,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2015 and 2014;

For the Three Months Ended March 31,
	2015	2014
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%

Accounts receivable	None over 10%	17.0% and 10.5% of accounts receivable, or 27.5% of accounts receivable in the aggregate
The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:
Cost of revenues	16.8% of cost of revenues from one vendor	15.6%, 14.5% and 10.9% of cost of revenue, or 41.0% of cost of revenues in the aggregate

Accounts payable	None over 10%	34.0% and 16.3% of accounts payable, or 50.3% of accounts payable in the aggregate

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of March 31, 2015 and December 31, 2014, the Company held cash balances in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Business Combinations

For a business combination, the assets acquired and the liabilities assumed are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities are recognized at their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess in earnings are recognized as a gain attributable to the Company.

Deferred tax liabilities and assets were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with ASC Topic 740-10.

Income Taxes

Effective January 28, 2015, the Company completed its Reverse Merger, whereby Future Ads (a limited liability company) was deemed to be the accounting acquirer of Kitara (a C corporation). The historical financial statements were those of Future Ads. From the date of the Reverse Merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the Reverse Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed financial statements for periods prior to January 28, 2015.

This change in tax status to a taxable entity resulted in the recognition of a net deferred tax asset based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets at the date of the Reverse Merger. This resulted in a deferred tax benefit of $31,386,000 being recognized and included in the tax provision for the three months ended March 31, 2015. This tax benefit was principally on account of a step up in basis of Future Ads for income tax purposes. There was no step up in basis for accounting purposes. The tax benefit was determined using an effective tax rate of approximately 39.9% for the period from January 28, 2015 (the date on which the tax status changed to a C corporation) to March 31, 2015.

In connection with the Reverse Merger with Kitara, the Company recorded net deferred tax assets of $3,245,000, representing principally net operating loss carryforwards (“NOL”), net of an allowance for NOLs that the Company expects would be able to be utilized on account of limitations due to changes in control of the Company, as stipulated under Internal Revenue Code (“IRC”) 382.

The unaudited pro forma computation of income tax expense included in the condensed consolidated statements of income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax asset as of March 31, 2015:

Net operating loss carryforwards	$5,799,000
Tax goodwill in excess of book goodwill – income tax basis adjustment of Future Ads	31,387,000
Property and equipment	(924,000)
Other deferred tax assets	1,229,000
Deferred tax assets, gross	37,491,000
Less: valuation allowance	(2,869,000)
Deferred tax assets, net	34,622,000
Less: current portion	12,000
Deferred tax assets – net of current	$34,610,000

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2015 and December 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current year remains subject to examination as of March 31, 2015. The Company’s principal state income tax jurisdictions are California, New Jersey and New York.

Net Income Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company excluded potential common shares resulting from the exercise of stock options (28,892,513 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Stock-based Compensation Policy

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

The Company accounts for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of unvested stock options each reporting period using the closing price of the Company’s common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2015 through the date these consolidated financial statements were issued. Management has concluded that, other than disclosed in Note 3, there were no additional subsequent events that required disclosure in these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

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

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our condensed consolidated Financial Statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Future Ads and Kitara consummated the Transaction.

Pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that has enabled the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”) (items iv and v in the aggregate, the “Deferred Fixed Cash Payments to Transferors”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.  On April 29, 2015, the Exchange Agreement was amended to modify the post-closing adjustment payment date to April 10, 2016 or earlier at the discretion of the paying party. This amendment also allows for the party receiving the post-closing adjustment payment to defer payment beyond the April 10, 2016 date. As of March 31, 2015, the Company has recorded within obligations to Transferors non-current $3,337,000 as an estimate of the working capital adjustment.

The amounts paid to Transferors, as well as obligations incurred to the Transferors, were considered distributions of the recapitalized company, and as such, were charged to additional paid-in capital. The deficit in additional paid-in capital of $89,934,000 was transferred to accumulated (deficit) earnings.

The Company recorded the obligations for the Deferred Fixed Cash Payments to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. Upon the consummation of the Exchange Agreement, the Company recorded the fair value of the Deferred Fixed Cash Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. During the three months ended March 31, 2015, the Company recorded discount amortization of $220,000. The unamortized discount was $3,084,000 as of March 31, 2015.

Propel has agreed to reimburse the Transferors for all transaction expenses paid by Future Ads, its subsidiaries or the Transferors on or before the closing, and will assume all of their unpaid transaction expenses as of such date. During March 2015, the Company paid $733,000 of these expenses to the Transferors and accrued an obligation to remit an additional $134,000 to the Transferors.

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of March 31, 2015.

Obligations to Transferors
Amount due June 30, 2016	$10,000,000
Amount due January 28, 2019	6,000,000
Post-closing working capital adjustment due April 10, 2016	3,337,000
Transaction fee reimbursement	134,000
Total, gross	19,471,000
Less: discount	(3,084,000)
Total, net	$16,387,000

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

In connection with the Merger, the Company was deemed to have acquired the net assets of Kitara.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Reverse Business Combination and Recapitalization, continued

The following details the preliminary allocation of the purchase price consideration:

Cash	$1,901,000
Accounts receivable	4,974,000
Prepaid expenses and other current assets	21,000
Property and equipment, net	1,138,000
Deferred tax assets	3,245,000
Other assets	172,000
Intangible assets	614,000
Goodwill	2,467,000
Accounts payable and accrued expenses	(4,866,000)
Advertiser deposits	(29,000)
Revolving credit facility	(1,437,000)
Note payable – stockholder - current	(102,000)
Note payable – stockholder – long-term, net	(98,000)
Total	$8,000,000

Purchase price consideration	$8,000,000

The total fair value of the net assets of Kitara was determined by the Company to be $8,000,000 based on the consideration transferred.  The total consideration was based on the enterprise value of Kitara on January 28, 2015, based upon a third party valuation (See Note 2 – Goodwill).

Of the amount of goodwill acquired in the Reverse Merger, approximately $995,000 is deductible for tax purposes. Furthermore, as part of the recapitalization of Future Ads, the Company recorded a “step-up” in tax basis, in which the Company recorded tax-deductible goodwill of approximately $84,000,000.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Reverse Business Combination and Recapitalization, continued

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015 and January 1, 2014, respectively:

	For the Three Months Ended March 31,
	2015	2014
Revenues	$22,447,000	$31,613,000
Net income	$921,000	$2,565,000
Pro forma income per common share, basic and diluted	$0.00	$0.01
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162	237,282,890

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 or January 1, 2014, nor are they necessarily indicative of future consolidated results.

Promissory Notes

In connection with the acquisition of Kitara, the Company assumed two notes payable to a shareholder of the Company, who is Mr. Regular the Company’s Chief Executive Officer. The first notes had a balance of $102,000 and was repaid immediately after the closing of the Merger. The second note has a face value of $200,000 with an annual interest rate of 1% that matures on January 1, 2023. The note will accrue interest and will be due at the time the note becomes due and payable.  As of March 31, 2015 the net outstanding balance on the note was $100,000 (net of a discount of $100,000). The Company calculated the discount at the acquisition date using a market rate of 10%. The note bears a below market interest rate of 1%. As such, the Company determined a market rate of 10% and recorded a discount which is being amortized over the remaining term of the loan. The market rate was determined based upon the interest rate of the Term Loan.

Note 4 - Financing Agreement

Upon the closing of the Financing Agreement, the Term Loan, in the aggregate principal amount of $81,000,000 was borrowed in full and $7,500,000 was borrowed under the Revolving Loan. The proceeds of the Loans were used (a) to pay off and refinance the revolver obligation with Wells Fargo Bank which was assumed from Kitara in the Reverse Merger (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Financing Agreement, continued

The Financing Agreement provides for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and, (ii) a (“Deferred Fee “) of $12,500,000 payable to the lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan.. The Company recorded as interest expense the accreted Deferred Fee of $589,000 during the three months ended March 31, 2015. The balance of the accreted Deferred Fee of $589,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of March 31, 2015.

In addition, the Company incurred legal and other fees of $916,000 in connection with the loans which has been accounted for as deferred financing costs and are being amortized over the term of the loan as interest expense.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of March 31, 2015, the Company was in compliance with the covenants under the Finance Agreement.

Term Loan

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan is due and payable on the maturity date, except in certain limited circumstances.

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

The following represents the obligations outstanding as of March 31, 2015 under the Term Loan:

Term Loan
Principal	$79,781,000
Discount	(2,739,000)
Accreted value through March 31, 2015 of the Deferred Fee ($12,500,000)	589,000
Net	77,631,000

Less: Current Portion	(6,189,000)
Long-term debt	$71,442,000

Revolving Loan

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%. As of March 31, 2015, the balance of the revolving loan was $5,751,000.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Financing Agreement, continued

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2015 (9 months)	$5,250,000
2016	7,000,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	79,781,000
Less: debt discount	(2,739,000)
Plus: accreted value through March 31, 2015 of the Deferred Fee ($12,500,000)	589,000
Total, net	77,631,000
Less: current portion	(6,189,000)
Long-term debt	$71,442,000

Note 5 - Intangibles

Intangible assets consisted of the value received in connection with the acquisition of Kitara which include the video library which is being amortized over two years and the domain and trade name for Kitara which has been deemed to be perpetual. There were no intangible assets for the three months ended March 31, 2014.

Intangible assets are comprised of the following:

As of March 31, 2015
Domain and trade name-Kitara (indefinite life)	$301,000
Video Library	313,000
Total Intangible Assets	614,000
Less: Accumulated Amortization	(28,000)
Intangible Assets, net of amortization	$586,000

Amortization expense for the three months ended March 31, 2015 and 2014 was $28,000 and $0, respectively.

The estimated future amortization expense of intangibles for the remaining years is as follows:

For the year ended December 31,	Video Library
2015 (nine months)	$117,000
2016	157,000
2017	11,000
Total	$285,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Future Ads and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended March 31, 2015 and 2014, totaled $589,000 and $557,000, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying consolidated balance sheets and consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $197,000 and $400,000 as of March 31, 2015 and December 31, 2014, respectively, reported within accrued expenses in the condensed consolidated balance sheets.

On October 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended March 31, 2015, the Company has incurred a total of $200,000 representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. As of March 31, 2015, the balance due to FCS was $200,000 and was reported accrued expenses within the condensed consolidated balance sheets.

The Company has a note payable (note payable – stockholder) to the Company’s Chief Executive Officer (See Note 3).

Note 7 - Commitments and Contingencies

Operating leases

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

In connection with the acquisition of Kitara, the Company assumed the operating lease that commenced on September 30, 2014 for Kitara’s existing office space. The lease is for a total of 10,000 square feet of space and has an initial lease term of 66 months with the Company occupying the initial 7,500 square feet of space on September 30, 2014 at an initial monthly rent of $22,000. The lease inception date was March 1, 2015 for the remaining 2,500 square feet of space at an additional monthly rent of $8,000. Under each lease component, the lease provides for $0 cash rental payments for the first five months of their respective terms.

During the three months ended March 31, 2015 and 2014, rent expense totaled $150,000 and $105,000 respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreements:

Years Ending December 31,	Amount
2015 (nine months)	$639,000
2016	927,000
2017	955,000
2018	836,000
Thereafter	447,000
$3,804,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Commitments and Contingencies, continued

Employment Agreements

On March 6, 2015, the Company entered into an employment agreement (each an “Employment Agreement” and collectively the “Employment Agreements”) with each of Jared Pobre, Robert Regular, Marv Tseu and David Shapiro (each an “Executive” and collectively the “Executives”).

Each Employment Agreement is for a term of three years, unless earlier terminated as provided in the agreement or unless extended by mutual written agreement of the Company and the Executive. If the Executive continues to work for the Company after the expiration of the term, his employment is on the same terms as the Employment Agreement, except that he is an “at will” employee and the severance provisions described below will no longer be in effect.

The Employment Agreements provide for base salaries of $250,000 for Mr. Pobre, $500,000 for Mr. Regular, $486,000 for Mr. Tseu and $320,000 for Mr. Shapiro. Each of the Executives are reimbursed for their reasonable business expenses, subject to an exception for certain costs of commuting for Mr. Tseu.

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus is targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus is targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro are eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Future Ads. Under the quarterly bonus program, at the end of each fiscal quarter, we will evaluate the financial performance of Future Ads and the performance of Messrs. Tseu and Shapiro and then calculate the bonuses for each Executive for such quarter.

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

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. In management’s opinion other than as described below, there are no such matters that are expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of its operations.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Commitments and Contingencies, continued

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

The Company intends to defend itself vigorously regarding this matter. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogatory responses to Intrepid.

Note 8 - Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $61,000 and $66,000 during the three months ended March 31, 2015 and 2014, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stock-Based Compensation

Equity Incentive Plans

2014 Long-Term Incentive Equity Plan

On October 9, 2014, Propel and its sole stockholder approved the 2014 Long-Term Incentive Plan, pursuant to which a total of nine percent of the fully-diluted shares of the Company’s common stock outstanding as of the closing of the Transactions (or 26,172,326 shares) became available for awards under the plan upon such closing. Kitara’s stockholders approved the plan as of January 26, 2015.

2012 and 2013 Long-Term Incentive Equity Plans

On May 14, 2012 and December 3, 2013, Kitara adopted the 2012 Long-Term Incentive Equity Plan (“2012 Stock Option Plan”) and the 2013 Long-Term Incentive Equity Plan (“2013 Stock Option Plan”). The 2012 Stock Option Plan and 2013 Stock Option Plan provide for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company.

Effective January 28, 2015, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. Propel has amended the plans so that no further awards may be issued under such plans after the closing.

Stock Options

In accordance with the Employment Agreements for Messrs. Regular, Tseu and Shapiro, on March 6, 2015, the Board of Directors granted an option to purchase 2,100,000 shares of common stock to Mr. Regular, an option to purchase 3,000,000 shares of common stock to Mr. Tseu and an option to purchase 3,000,000 shares of common stock to Mr. Shapiro. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted options for the purchase of 5,860,000 shares of the Company’s common stock to the Company’s employees. Each of these options were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted options for the purchase of 4,500,000 shares of the Company’s common stock to the employees of its Technology Vendor and 150,000 options to certain other consultants. Each of these options were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted an option to purchase 750,000 shares of common stock to each of Messrs. Ledecky and Humphreys, the Company’s two independent directors. The options, which were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stock-Based Compensation, continued

Stock Options, continued

On March 23, 2015, the Board granted an option for the purchase of 1,000,000 shares of the Company’s common stock to Jeff McCollum, the Company’s Chief Revenue Officer. This option was granted under the Company’s 2014 Long-Term Incentive Equity Plan, has an exercise price of $0.55 per share and a term of 10 years. This option vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

In connection with the Reverse Merger with Kitara Media Corp,, the Company assumed stock options for the purchase of 7,995,635 shares of the Company’s common stock that were previously granted to Kitara and were still outstanding as of January 28, 2015.

Stock Option Award Activity

The following table is a summary of activity under the Company’s 2014 and 2013 Stock Option Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-	-
Options acquired in merger	7,995,635	0.29	0.14	3.7
Granted	21,110,000	0.55	0.30
Exercised	-	-	-	-
Forfeited, expired or cancelled	(213,122)	0.42	0.27
Outstanding at March 31, 2015	28,892,513	$0.48	$0.25	7.9	$3,488,000

Exercisable at January 1, 2015	-
Options acquired in merger	2,885,965	$0.36	$0.15	3.6
Vested	296,722	0.26	0.11		-
Forfeited	-
Exercisable at March 31, 2015	3,182,687	$0.34	$0.14	3.3	$595,000

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2015 using the following range of assumptions.  The simplified method was used to determine the expected life as the granted options were “plain-vanilla” options.

	March 6, 2015 Option Grants Officers, Employees and Directors	March 6, 2015 Option Grant Consultants	March 23, 2015 Employee Option Grant
Stock Price	$0.55	$0.55	$0.55
Exercise Price	$0.55	$0.55	$0.55
Number of Options Granted	15,460,000	4,650,000	1,000,000
Dividend Yield	0%	0%	0%
Expected Volatility	54%	54%	54%
Risk-Free interest rate	1.87%	2.24%	1.56%
Expected life (in years)	6.11	10.0	6.11

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stock-Based Compensation, continued

Stock Option Award Activity, continued

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $139,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of income. As of March 31, 2015, the unamortized value of options was $6,723,000. As of March 31, 2015, the unamortized portion will be expensed through March 2019, and the weighted average remaining amortization period was 3.4 years.

Note 10 - Equity

Preferred Stock

The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock;

Warrant

On April 29, 2014 in connection with a private placement of shares of Kitara’s common stock, the Company issued warrants to purchase an aggregate of 6,363,636 shares of common stock to Ironbound Partners Fund LLC, which is an affiliate of Mr. Ledecky, one of the Company’s directors. The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019.

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of March 31, 2015, the Company had outstanding 250,010,162 shares of common stock.

Distributions to Members of the LLC (“Transferors”)

During the three months ended March 31, 2015, prior to the Reverse Merger on January 28, 2015, the Company made distributions to the Transferors of $1,024,000 representing distributions in the normal course of pre-merger operating earnings. Following the Reverse Merger, the Company made a distribution of $80,000,000 to the Transferors as part of the Exchange, charged additional paid in capital for the Company’s estimated obligation of $3,337,000 for the working capital adjustment, charged additional paid in capital for the Company’s estimated obligation for the present value (fair value) of the deferred purchase price obligation of $12,696,000 and made a distribution to the Transferors to reimburse the Transferors for merger related fee incurred prior to the closing of the date of the Reverse Merger of $867,000.

Note 11 - Profit Sharing Plan

The Company sponsors the Future Ads LLC Incentive Profit Sharing Plan (the “Profit Sharing Plan”) for certain employees of the Company. The Profit Sharing Plan provides for discretionary bonuses based on the performance of the employee as well as the performance of the Company. Bonus expense for earned bonuses under the Profit Sharing Plan amounted to $377,000 and $421,000 for the three month ended March 31, 2015 and 2014, respectively. The bonuses are included in “Salaries, commissions, benefits and related expenses” on the Company’s Condensed Consolidated Statements of Income.   At March 31, 2015, and December 31, 2014 the accrued profit sharing bonuses were $377,000 and $479,000, and the amounts were included in accrued liabilities within the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Propel,” the “Company” and “we,” “our” and “us” are to Propel Media, Inc. and its Subsidiaries. References herein to “Future Ads” are to Future Ads LLC, a wholly owned subsidiary of Propel, and its subsidiaries. References herein to “Kitara” are to Kitara Media Corp., a wholly owned subsidiary of Propel, and its subsidiaries.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These include, but are not limited to, statements relating to Propel’s strategy, its future financial and operating results and its plans, objectives, expectations and intentions and all other statements that are not historical facts. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, as well as the following factors: Propel’s ability to execute its business strategy; certain risks and uncertainties inherent in digital media advertising; the loss of senior management or key employees; regulation to which Kitara and/or Future Ads is or becomes subject; successful integration of the Kitara and Future Ads businesses and avoiding problems which may result in the combined company not operating as effectively and efficiently as expected; unexpected costs or unexpected liabilities; conduct and changing circumstances related to third-party relationships on which Kitara and Future Ads rely; the volatile and unpredictable current stock market and credit market conditions; our ability to service our debt obligations and comply with the covenants contained in our debt facility; and other economic, business, and/or competitive factors. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

General

Propel is a holding company for Future Ads and Kitara

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

Recent Events

On October 10, 2014, Propel entered into (i) the Agreement and Plan of Reorganization, dated as of October 10, 2014 (the “Merger Agreement”), by and among Propel, Kitara and Kitara Merger Sub, Inc. (“Kitara Merger Sub”) and (ii) the Unit Exchange Agreement, dated as of October 10, 2014, which was subsequently amended as of December 23, 2014 and April 29, 2015 (the “Exchange Agreement”), by and among Propel, Kitara, and Future Ads and the holders of all of the outstanding membership interests of Future Ads (the “Members”).

On January 28, 2015, the transactions contemplated by the Merger Agreement and the Exchange Agreement (the “Transactions”) were consummated. Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

Pursuant to the Merger Agreement, Merger Sub merged with and into Kitara, with Kitara surviving the merger as a wholly-owned subsidiary of Propel (the “Merger”). In the Merger, each outstanding share of Kitara common stock was converted into one share of Propel common stock.

In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan and 2013 Long-Term Incentive Equity Plan, and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued under such plans after the closing. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members (“Transferors”) exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.

Furthermore, Propel reimbursed the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and has assumed all of their unpaid transaction expenses as of such date. Propel reimbursed the Transferors $733,000 in transaction expenses.

As a result of the Transactions, the Members own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

On January 28, 2015, in connection with the closing of the Transactions, Propel, certain of its subsidiaries (including Future Ads and Kitara) as “Borrowers” and certain other of its subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). At the closing of the Transactions, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan, which was used in part to finance the cash consideration for the Exchange.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	For the Three Months Ended March 31,
Income	2015	2014

Revenues	$21,491,000	$24,669,000
Cost of revenues	10,172,000	11,295,000
Gross profit	11,319,000	13,374,000
Costs and operating expenses:
Salaries, commissions, benefits and related	3,669,000	3,541,000
Technology development and maintenance	889,000	618,000
Marketing and promotional	25,000	102,000
General and administrative	959,000	319,000
Professional services	737,000	173,000
Depreciation and amortization	385,000	320,000
Operating income	4,655,000	8,301,000
Interest expense	(2,407,000)	-
Income before income taxes	2,248,000	8,301,000
Income tax benefit	31,324,000	-
Net Income	$33,572,000	$8,301,000

Adjusted EBITDA (a non-GAAP measure)

Net income	$33,572,000	$8,301,000
Depreciation and amortization	385,000	320,000
Income tax benefit	(31,324,000)	-
Interest expense	2,407,000	-
Stock-based compensation	139,000	-
Adjusted EBITDA (a non-GAAP measure)	$5,179,000	$8,621,000

Revenues

Revenue for the three months ended March 31, 2015 decreased by $3,178,000, or 13%, to $21,491,000 as compared to $24,669,000 for the three months ended March 31, 2014. The decrease in revenue was primarily due to (i) the effects of a gradual shift of advertising demand to mobile and away from desktop, (ii) increased competition, especially with more programmatic advertising buying, and (iii) the adverse effects on publisher supply on account of tighter restrictions on publishers and related transparency with a corresponding impact on our revenue. Additionally, we are seeing reduced spending from two specific groups of advertisers:

●	advertisers from the for-profit on-line education space, who dramatically reduced their advertising budgets in part in response to regulatory changes in the for-profit-education industry that established more stringent controls on their marketing practices; and

●	advertisers who had been promoting the download and installation of search toolbars who have curtailed that business line in the wake of changes implemented by Google and Yahoo.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 decreased by $1,123,000 or 10% to $10,172,000 as compared to $11,295,000 for the three months ended March 31, 2014. The decrease was primarily due to the decrease in revenue, but also partially offset by the effect of two months of cost of revenues for Kitara of approximately $2,400,000, whose costs of revenues were approximately 68% of revenues.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the three months ended March 31, 2015 increased by $128,000, or 4%, to $3,669,000 as compared to $3,541,000 for the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 was primarily due to additional employees resulting from the reverse merger with Kitara.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the three months ended March 31, 2015 increased by $1,398,000 or 115%, to $2,610,000 as compared to $1,212,000 for the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 was primarily due to additional technology and development costs of $271,000; additional general and administrative costs of $640,000 principally due to overhead costs, such as rent incurred for Kitara, and an increase in professional fees of $600,000, relating principally to legal and accounting fees incurred in connection with the reverse merger.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2015 increased by $65,000, or 20%, to $385,000 as compared to $320,000 for the three months ended March 31, 2014. The increase was primarily due to additional assets acquired in connection with the reverse merger with Kitara.

Operating Income

Operating income for the three months ended March 31, 2015 decreased by $3,646,000 or 44% to $4,655,000 as compared to $8,301,000 for the three months ended March 31, 2014. Operating income as a percentage of revenue decreased to 22% for the three months ended March 31, 2015 from 34% for the three months ended March 31, 2014. The decrease in operating income was due in part to the decrease in gross profit of $2,055,000, as well as an increase of $600,000 in professional fees related to the reverse merger transaction.

Interest expense

Interest expense includes the accrued coupon rate of the loans plus amortization of original issue discount, deferred financing costs and the accretion of the premium on the $12,500,000 terminal fee due upon the maturity of the term loan. Interest expense was $2,407,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense was due to the Company having no debt or interest in the three months ended March 31, 2014. The interest for the three months ended March 31, 2015 consists of $1,416,000 due to the coupon rate of the loans, $142,000 from the amortization of the original issue discount, $42,000 for the amortization of deferred financing costs, $220,000 for the accretion of the discount to the amounts due to Transferors, and $589,000 from the accretion of the premium on the terminal fee.

Adjusted EBITDA (A Non-GAAP Measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which is a non-GAAP measure. Adjusted EBITDA is determined by taking net income and adding interest expense, income taxes, depreciation and amortization and stock-based compensation, less interest income and non-recurring merger expenses. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to the table above for a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure.

Adjusted EBITDA for the three months ended March 31, 2015 decreased by $3,442,000, or 40%, to $5,179,000 as compared to $8,621,000 for the three months ended March 31, 2014. Overall the decrease in Adjusted EBITDA was due to a decrease in gross profit of $2,055,000, as well as increases in general and administrative fees in connection with the reverse merger with Kitara, as well as an increase in professional fees incurred in support of the merger.

Liquidity and Capital Resources

Sources of Liquidity

On January 28, 2015, in connection with the closing of the Transactions, Propel, certain of its subsidiaries (including Future Ads and Kitara) as “Borrowers” and certain other of its subsidiaries as “Guarantors” entered into the Financing Agreement.

The Financing Agreement provided the Borrowers with (a) the Term Loan in the aggregate principal amount of $81,000,000 and (b) the Revolving Loan in an aggregate principal amount not to exceed $15,000,000 at any time outstanding. The Loans will mature on January 28, 2019. As of March 31, 2015, the outstanding balance of the Term Loan was $79,781,000 and the outstanding balance of the Revolving Loan was $5,571,000. During the three months ended March 31, 2015, Propel repaid $1,219,000 in principal and paid $1,395,000 in interest on the Term Loan and paid $90,000 in interest on the Revolving Loan.

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

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000 The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and re-borrow the Revolving Loans prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the Total Revolving Credit Commitment and the Borrowing Base (as defined in the Credit Agreement).

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

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities was $3,215,000 for the three months ended March 31, 2015, compared to $9,688,000 for the three months ended March 31, 2014. The decrease in cash provided for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, was primarily due to a reduction in gross profit of approximately $2,055,000, principally on account of the 13% decline in revenue, increases in cash interest costs of approximately $1,400,000 and an increase in professional fees in connection with the merger of approximately $600,000.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities was $1,666,000 for the three months ended March 31, 2015, compared to ($302,000) for the three months ended March 31, 2014. The increase in cash provided principally consisted of the cash acquired of $1,901,000 with the reverse merger with Kitara Media Corp. In addition, cash used for internal software development and for the acquisition of computer hardware utilized to deliver the company’s services was $235,000 and $302,000 for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2015 was $2,210,000, compared to $7,629,000 for the three months ended March 31, 2014. Cash flows provided by financing activities for the three months ended March 31, 2015 were principally in conjunction with the reverse merger, and consisted of proceeds net of principal payments of $76,901,000 from the issuance of the Term Loan and net proceeds of $5,751,000 for the Revolving Loan. Cash flows used in financing activities for the three months ended March 31, 2015 consisted principally of the repayment of Kitara’s Wells Fargo revolving loan of $1,539,000, deferred financing costs of $916,000, distributions to Transferors before the reverse merger of $1,674,000, distributions to Transferors in the Exchange of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $733,000.

Future Liquidity and Cash Flows

The Company has historically funded itself through operations.    As discussed above, during the three months ended March 31, 2015, the Company issued new debt under the Term Loan which requires a quarterly principal payment of $1,750,000.      Management believes that the Company’s cash on hand at March 31, 2015 ($6,346,000), cash flows expected to be generated from operations (net cash provided by operating activities for the quarter ended March 31, 2015 was $3,215,000), and borrowings available under the Company’s credit facility (subject to available borrowing base, there is $9,249,000 available under the revolving credit facility), will be sufficient to fund the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See Accounting Policies in Note 1 to the condensed consolidated financial statements in Item 1.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the post-merger integration of our financial functions, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter described in Note 7 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, which description is incorporated herein by reference, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015).
10.2	Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2015).
10.3	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2015).
10.4	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2015).
10.5	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 3, 2015).
10.6	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2015).
10.7	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Jared Pobre (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed on April 15, 2015).
10.8	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Robert Regular (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed on April 15, 2015).
10.9	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Marv Tseu (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed on April 15, 2015).
10.10	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and David Shapiro (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed on April 15, 2015).
10.11	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on April 15, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*To be furnished by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: May 15, 2015	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: May 15, 2015	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

