Form 10-Q/A
period 2015-03-31
Propel Media, Inc.
filed 2015-06-12
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2015, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

Propel Media, Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 15, 2015 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filing other than the inclusion of the interactive data files. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing.

1

ITEM 6.        Exhibits.

Exhibit No.	Description

10.1	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015).
10.2	Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2015).
10.3	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2015).
10.4	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2015).
10.5	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on February 3, 2015).
10.6	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2015).
10.7	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Jared Pobre (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed on April 15, 2015).
10.8	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Robert Regular (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed on April 15, 2015).
10.9	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and Marv Tseu (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed on April 15, 2015).
10.10	Employment Agreement, dated March 6, 2015, between Propel Media, Inc. and David Shapiro (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed on April 15, 2015).
10.11	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on April 15, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: June 12, 2015	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: June 12, 2015	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

3