Form 10-Q
period 2015-06-30
Propel Media, Inc.
filed 2015-08-13
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
Assets	June 30, 2015	December 31, 2014
	(unaudited)
Current assets
Cash	$2,218,000	$3,675,000
Accounts receivable, net	9,293,000	8,054,000
Prepaid expenses	2,033,000	343,000
Deferred tax assets, current	142,000	-
Other current assets	254,000	-
Total current assets	13,940,000	12,072,000

Property and equipment, net	2,910,000	2,034,000
Restricted cash	513,000	-
Intangible assets	567,000	-
Goodwill	2,467,000	-
Deferred tax assets, non-current	34,584,000	-
Other assets	604,000	56,000
Total assets	$55,585,000	$14,162,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$6,371,000	$3,540,000
Accrued expenses	2,257,000	4,184,000
Advertiser deposits	2,722,000	2,610,000
Obligations to transferors, current portion	12,433,000	650,000
Short-term portion of long-term debt	6,205,000	-
Revolving credit facility	3,196,000	-
Total current liabilities	33,184,000	10,984,000

Long-term debt	70,730,000	-
Obligations to transferors, less current portion	4,194,000	-
Other non-current liabilities	393,000	464,000
Note payable stockholder, non-current, net	102,000	-
Total liabilities	108,603,000	11,448,000

Commitments and contingencies

Stockholders' (Deficit) Equity
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 and 154,125,921, at June 30, 2015 and December 31, 2014, respectively	25,000	15,000
Additional paid-in capital	544,000	-
Accumulated (deficit) earnings	(53,587,000)	2,699,000
Total stockholders’ (deficit) equity	(53,018,000)	2,714,000
Total liabilities and stockholders' (deficit) equity	$55,585,000	$14,162,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$19,455,000	$20,981,000	$40,946,000	$45,650,000
Cost of revenues	10,014,000	9,412,000	20,186,000	20,707,000
Gross profit	9,441,000	11,569,000	20,760,000	24,943,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,550,000	2,602,000	7,219,000	6,143,000
Technology development and maintenance	1,031,000	570,000	1,920,000	1,188,000
Marketing and promotional	7,000	66,000	32,000	168,000
General and administrative	513,000	490,000	1,472,000	809,000
Professional services	590,000	258,000	1,327,000	431,000
Depreciation and amortization	438,000	322,000	823,000	642,000

Operating expenses	6,129,000	4,308,000	12,793,000	9,381,000

Operating income	3,312,000	7,261,000	7,967,000	15,562,000

Interest expense	(3,937,000)	(1,000)	(6,344,000)	(1,000)

(Loss) income before income tax benefit	(625,000)	7,260,000	1,623,000	15,561,000
Income tax benefit	701,000	—	32,025,000	—
Net income	$76,000	$7,260,000	$33,648,000	$15,561,000

Net income per common share, basic and diluted	$0.00	$0.05	$0.14	$0.10

Weighted average number of common shares outstanding, basic and diluted	250,010,162	154,125,921	235,706,988	154,125,921

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.
Historical pre-tax net income before income taxes	$(625,000)	7,260,000	$1,623,000	15,561,000
Pro-forma income tax expense	(249,000)	2,897,000	648,000	6,209,000
Pro-forma net income	$(376,000)	$4,363,000	$975,000	$9,352,000

Unaudited pro-forma net income per common share - basic and diluted	$(0.00)	$0.03	$0.00	$0.06

Weighted average number of shares outstanding - basic and diluted	250,010,162	154,125,921	235,706,988	154,125,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

(unaudited)

	Common stock		Additional Paid-in	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2015	154,125,921	$15,000	$-	$2,699,000	$2,714,000

Distributions to Transferors - prior to reverse merger	-	-	(1,024,000)	-	(1,024,000)

Reverse merger with Kitara Media Corp on January 28, 2015	95,884,241	10,000	7,990,000	-	8,000,000

Distributions to Transferors in cash - exchange agreement	-	-	(80,000,000)	-	(80,000,000)

Distributions to Transferors - working capital adjustment	-	-	(3,337,000)	-	(3,337,000)

Distribution obligation to Transferors	-	-	(12,696,000)	-	(12,696,000)

Distributions to Transferors - transaction fee reimbursements ($817,000 paid in cash and $50,000 included in accrued expenses at June 30, 2015)	-	-	(867,000)	-	(867,000)

Reclassification of deficit in additional paid-in capital to accumulated deficit	-	-	89,934,000	(89,934,000)	-

Stock-based compensation - amortization of stock options	-	-	544,000	-	544,000

Net income	-	-	-	33,648,000	33,648,000

Balance, June 30, 2015	250,010,162	$25,000	$544,000	$(53,587,000)	$(53,018,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$33,648,000	$15,561,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	139,000	63,000
Stock-based compensation	544,000	-
Depreciation and amortization	823,000	642,000
Accretion of debt premium	1,435,000	-
Amortization of debt discount	353,000	-
Amortization of deferred financing costs	114,000	-
Interest accrued on amount due to Transferors	544,000	-
Deferred income taxes	(31,481,000)	-
Changes in assets and liabilities:
Accounts receivable	3,596,000	908,000
Prepaid expenses and other current assets	(1,691,000)	32,000
Restricted cash	(513,000)	-
Other assets	194,000	-
Accrued expenses	(3,016,000)	(1,204,000)
Advertiser deposits	83,000	(16,000)
Other non-current liabilities	(71,000)	-
Accounts payable	(946,000)	-
Net cash provided by operating activities	3,755,000	15,986,000

Cash Flows From Investing Activities
Cash acquired in connection with the reverse merger with Kitara Media Corp.	1,901,000	-
Purchase of property and equipment	(514,000)	(686,000)
Net cash provided by (used in) investing activities	1,387,000	(686,000)

Cash Flows From Financing Activities
Proceeds from term loan	78,120,000	-
Repayment of term loan	(2,969,000)	(52,000)
Repayment of Kitara Media Corp. line of credit	(1,539,000)	-
Repayment under line of credit	(33,649,000)	-
Borrowings under line of credit	36,845,000	-
Deferred financing costs	(916,000)	-
Distribution to Transferors - before reverse merger with Kitara Media Corp.	(1,674,000)	(16,770,000)
Distribution to Transferors - exchange	(80,000,000)	-
Distribution to Transferors - transaction fee reimbursement	(817,000)	-
Net cash used in financing activities	(6,599,000)	(16,822,000)

Net decrease in cash	(1,457,000)	(1,522,000)

Cash
Beginning of period	3,675,000	4,052,000
End of period	$2,218,000	$2,530,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,643,000	$1,000

Income taxes	$1,055,000	$-

Non-cash investing and financing activities:
Distribution to transferors declared but not yet paid	$50,000	$590,000

Deferred Fixed Cash Payments to Transferors at fair value	$12,696,000	$-

Outstanding common stock of Kitara recognized at the date of the reverse merger	$8,000,000	$-

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$6,896,000	$-
Property and equipment, net	1,138,000	-
Deferred income taxes	3,245,000	-
Other assets	172,000	-
Intangible assets	614,000	-
Goodwill	2,467,000	-
Accounts payable and accrued expenses	(4,866,000)	-
Advertiser deposits	(29,000)	-
Revolving credit facility	(1,437,000)	-
Note payable - stockholder - current	(102,000)	-
Note payable - stockholder - long-term, net	(98,000)	-
Total purchase price	$8,000,000	$-

Non-cash consideration	$8,000,000	$-

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp	$8,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, was formed on October 7, 2014. On January 28, 2015, Propel consummated a “reverse business combination” with Future Ads LLC (“Future Ads”), a California limited liability company, the former members of Future Ads (“Transferors” or “Members”), and Kitara Media Corp. (“Kitara”), a Delaware Corporation (the “Reverse Merger”) (See Note 3 – Reverse Business Combination and Recapitalization). Future Ads and Kitara are wholly owned subsidiaries of Propel (together with Propel “Propel Media” or the “Company”).

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

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, by and among Kitara, Propel, Future Ads and the Transferors. Upon the closing of the Transactions, Propel became the new public company and Kitara and Future Ads became wholly-owned subsidiaries of Propel.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business, continued

Liquidity and Capital Resources

As of June 30, 2015, the Company’s cash on hand was $2,218,000 and the Company had a working capital deficit of $19,244,000. The Company recorded net income of $76,000 and $33,648,000 for the three and six months ended June 30, 2015, respectively. The net income for the three months ended June 30, 2015 reflected a loss before income tax benefit of $625,000 and an income tax benefit of $701,000. The net income for the six months ended June 30, 2015 reflected an income before income tax benefit of $1,623,000 and an income tax benefit of $32,025,000, consisting principally of the recording of deferred income tax assets of $31,386,000 on account of Future Ads change in income tax status to a C corporation on the effective date of the Reverse Merger (See Note 2). The Company has historically met its liquidity requirements through operations.

As of June, 30 2015, borrowings available under the Company’s credit facility (based upon the eligible borrowing base) was approximately $2,700,000.

Cash flows provided by financing activities for the six months ended June 30, 2015 were principally in conjunction with the Reverse Merger, and consisted of proceeds net of principal repayments of $75,151,000 from the issuance of the Term Loan and borrowings net of repayments of $3,196,000 of the Revolving Loan. Cash flows used in financing activities for the six months ended June 30, 2015 consisted of repayment of the revolving loan with Wells Fargo of $1,539,000, payment of deferred financing costs of $916,000, distributions to Transferors before the Reverse Merger of $1,674,000, distributions to Transferors in the Exchange of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $817,000.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through June 2016.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the valuation of stock options, the obligations to the Transferors for the working capital adjustment, the determination of the fair value of the net assets of Kitara acquired in connection with the reverse business combination and the valuation of deferred income taxes.

Restricted Cash

Restricted cash as of June 30, 2015 and December 31, 2014 was $513,000 and $0, respectively. As of June 30, 2015, restricted cash is comprised of a certificate of deposit (“CD”) of $124,000, a cash deposit of approximately $89,000 to collateralize a letter of credit issued in favor of a landlord and $300,000 in cash in favor of a bank in order to collateralize certain purchase card obligations.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for doubtful accounts.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. The Company uses assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are re-evaluated and adjusted as additional information is received.

The allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $435,000 and $2,000, respectively.

Intangible Assets

In connection with the Company’s Reverse Merger with Kitara, the Company recorded intangible assets for a video library and domain and trade name for Healthguru.com (See Note 5 – Intangibles).

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 24 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and six months ended June 30, 2015 and 2014, there were no impairments.

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

The Company used both a discounted cash flows approach and a guideline companies’ model approach to estimate the current fair value of Kitara in connection with the reverse business combination of Kitara. The guideline companies’ method utilizes financial and market data on publically traded securities of companies engaged in business pursuits similar to those of Kitara, from which prevailing investor attitudes and expectations are developed. Differences between the publically traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, were applied to Kitara’s operating results to develop an indicative of value.

Deferred Financing Costs

Debt issuance costs (principally legal and other fees) are capitalized and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $67,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $114,000 and $0 for the six months ended June 30, 2015 and 2014, respectively, and is included in interest expense on the accompanying condensed consolidated income statements. Deferred financing costs of $254,000 and $548,000 are reflected in other current assets and other assets non-current, respectively, on the condensed consolidated balance sheet as of June 30, 2015.

Advertiser Deposits

Advertiser deposits consist primarily of prepayment amounts on deposit from advertiser customers and are recorded as an advertiser deposit liability which represents deferred revenue. These deposits to the extent unused are legally non-refundable if the advertiser elects not to continue with the Company’s services after 6 months of inactivity. The Company has not, to date, recognized the revenue of the unclaimed advertiser deposits.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”, (“ASC 605”). Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable. The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as the Company acts as a third-party distribution partner in these transactions, and the payments to publishers are the contractual obligation of the advertiser customers. The Company bears transactional and execution risk. If the Company is not paid by the advertiser, the Company bears responsibility to pay the publisher for ads that have run.

The amounts on deposit from customers are recorded as an advertiser deposit liability and are included in either accounts payable or accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. The Company incurred research and development costs of $1,031,000 and $570,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,920,000 and $1,188,000 for the six months ended June 30, 2015 and 2014, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and six months ended June 30, 2015 and 2014;

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%	None over 10%	None over 10%
Accounts receivable	None over 10%	15.2% and 12.8% of accounts receivable, or 28.0% of accounts receivable in the aggregate	None over 10%	15.2% and 12.8% of accounts receivable, or 28.0% of accounts receivable in the aggregate
The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:
Cost of revenues	11.8% of cost of revenue from one vendor	19.3%, 13.7% and 10.1% of cost of revenues, or 43.1% of cost of revenues in the aggregate	13.3% of cost of revenues from one vendor	16.6%, 14.7% and 10.5% of cost of revenues, or 41.8% of cost of revenues in the aggregate
Accounts payable	None over 10%	18.6%, 18.4%, 14.2% and 13.2% of accounts payable, or 64.4% of accounts payable in the aggregate	None over 10%	18.6%, 18.4%, 14.2% and 13.2% of accounts payable, or 64.4% of accounts payable in the aggregate

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of June 30, 2015 and December 31, 2014, the Company held cash balances in excess of federally insured limits.

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

Income Taxes

Effective January 28, 2015, the Company completed its Reverse Merger, whereby Future Ads (a limited liability company) was deemed to be the accounting acquirer of Kitara (a C corporation). The historical financial statements were those of Future Ads. From the date of the Reverse Merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the Reverse Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to January 28, 2015.

This change in tax status to a taxable entity resulted in the recognition of a net deferred tax asset based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets at the date of the Reverse Merger. This resulted in a deferred tax benefit of $31,386,000 being recognized and included in the tax provision for the six months ended June 30, 2015. This tax benefit was principally on account of a step up in basis of Future Ads for income tax purposes. There was no step up in basis for accounting purposes. The tax benefit was determined using an effective tax rate of approximately 39.9% for the period from January 28, 2015 (the date on which the tax status changed to a C corporation) to June 30, 2015.

In connection with the Reverse Merger with Kitara, the Company recorded deferred tax assets of $3,245,000, representing principally net operating loss carryforwards (“NOL”).

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax asset as of June 30, 2015:

Net operating loss carryforwards	$3,075,000
Tax goodwill in excess of book goodwill – income tax basis adjustment of Future Ads	31,141,000
Property and equipment	(596,000)
Other deferred tax assets	1,106,000
Deferred tax assets	34,726,000
Less: current portion	(142,000)
Deferred tax assets – net of current	$34,584,000

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2015 and December 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current year remains subject to examination as of June 30, 2015. The Company’s principal state income tax jurisdictions are California, New Jersey and New York.

Net Income Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company excluded potential common shares resulting from the exercise of stock options (28,655,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

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

Stock-based Compensation Policy, continued

The Company accounts for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of unvested stock options each reporting period using the closing price of the Company’s common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2015 through the date these consolidated financial statements were issued. Management has concluded that there were no subsequent events that required disclosure in these consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Recent Accounting Pronouncements, continued

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

Note 3 - Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Future Ads and Kitara consummated the Transaction.

Pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that has enabled the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”) (items iv and v in the aggregate, the “Deferred Fixed Cash Payments to Transferors”). The consideration payable to the Members is subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.  On April 29, 2015, the Exchange Agreement was amended to modify the post-closing adjustment payment date to April 10, 2016 or earlier at the discretion of the paying party. This amendment also allows for the party receiving the post-closing adjustment payment to defer payment beyond the April 10, 2016 date. As of June 30, 2015, the Company has recorded within obligations to Transferors, current, $3,337,000 as an estimate of the working capital adjustment.

The amounts paid to Transferors, as well as obligations incurred to the Transferors, were considered distributions of the recapitalized company, and as such, were charged to additional paid-in capital. The deficit in additional paid-in capital of $89,934,000 was transferred to accumulated (deficit) earnings.

The Company recorded the obligations for the Deferred Fixed Cash Payments to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. Upon the consummation of the Exchange Agreement, the Company recorded the fair value of the Deferred Fixed Cash Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. During the three and six months ended June 30, 2015, the Company recorded discount amortization of $324,000 and $544,000, respectively. The unamortized discount was $2,760,000 as of June 30, 2015.

Propel has agreed to reimburse the Transferors for all transaction expenses paid by Future Ads, its subsidiaries or the Transferors on or before the closing, and will assume all of their unpaid transaction expenses as of such date. During the six months ended June 30, 2015, the Company paid $817,000 of these expenses to the Transferors and accrued an obligation to remit an additional $50,000 to the Transferors.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of June 30, 2015.

Obligations to Transferors
Amount due June 30, 2016	$10,000,000
Amount due January 28, 2019	6,000,000
Post-closing working capital adjustment due April 10, 2016	3,337,000
Transaction fee reimbursement	50,000
Total, gross	19,387,000
Less: discount	(2,760,000)
Total, net	$16,627,000
Less: current portion	(12,433,000)
Total, net long-term portion	$4,194,000

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

The total fair value of the net assets of Kitara was determined by the Company to be $8,000,000 based on the consideration transferred.  The total consideration was based on the enterprise value of Kitara on January 28, 2015, based upon the Company’s valuation (See Note 2 – Goodwill).

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

The Transactions and Merger Agreement, continued

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

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015 and January 1, 2014, respectively, pro forma results are not shown for the three months ended June 30, 2015, since pro forma and actual results are the same.

For the Three Months Ended June 30, 2014
Revenues	$20,981,000
Net income	$3,508,000
Pro forma income per common share, basic and diluted	$0.01
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

	For the Six Months Ended June 30,
	2015	2014
Revenues	$41,902,000	$52,594,000
Net income	$967,000	$6,073,000
Pro forma income per common share, basic and diluted	$0.00	$0.02
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 or January 1, 2014, nor are they necessarily indicative of future consolidated results.

Promissory Notes

In connection with the acquisition of Kitara, the Company assumed two notes payable to a shareholder of the Company, who is Mr. Regular the Company’s Chief Executive Officer. The first notes had a balance of $102,000 and was repaid immediately after the closing of the Merger. The second note has a face value of $200,000 with an annual interest rate of 1% that matures on January 1, 2023. The note will accrue interest and will be due at the time the note becomes due and payable.  As of June 30, 2015 the net outstanding balance on the note was $102,000 (net of a discount of $98,000). The Company calculated the discount at the acquisition date using a market rate of 10%. The note bears a below market interest rate of 1%. As such, the Company determined a market rate of 10% and recorded a discount which is being amortized over the remaining term of the loan. The market rate was determined based upon the interest rate of the Term Loan.

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

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property, shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement provides for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and, (ii) a (“Deferred Fee”) of $12,500,000 payable to the lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded as interest expense accretion of the Deferred Fee of $846,000 and $1,435,000 during the three and six months ended June 30, 2015, respectively. The balance of the accreted Deferred Fee of $1,435,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of June 30, 2015.

In addition, the Company incurred legal and other fees of $916,000 in connection with the loans which has been accounted for as deferred financing costs and are being amortized over the term of the loan as interest expense.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of June 30, 2015, the Company was in compliance with the covenants under the Finance Agreement.

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

The following represents the obligations outstanding as of June 30, 2015 under the Term Loan:

Term Loan
Principal	$78,031,000
Discount	(2,531,000)
Accreted value through June 30, 2015 of the Deferred Fee ($12,500,000)	1,435,000
Net	76,935,000
Less: Current Portion	(6,205,000)
Long-term debt	$70,730,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Financing Agreement, continued

Term Loan, continued

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2015 (6 months)	$3,500,000
2016	7,000,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	78,031,000
Less: debt discount	(2,531,000)
Plus: accreted value through June 30, 2015 of the Deferred Fee ($12,500,000)	1,435,000
Total, net	76,935,000
Less: current portion	(6,205,000)
Long-term debt	$70,730,000

Revolving Loan

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to January 28, 2019, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base. As of June 30, 2015, the balance of the revolving loan was $3,196,000.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR rate for the interest period in effect for such Loan plus 6.00%.

Note 5 - Intangibles

Intangible assets consisted of the value received in connection with the acquisition of Kitara which include the video library which is being amortized over two years and the domain and trade name for Kitara which has been deemed to be perpetual. There were no intangible assets as of December 31, 2014.

Intangible assets are comprised of the following:

As of June 30, 2015
Domain and trade name-Kitara (indefinite life)	$301,000
Video library	313,000
Trade name – Propel	20,000
Total Intangible Assets	634,000
Less: Accumulated amortization	(67,000)
Intangible Assets, net of amortization	$567,000

Amortization expense for the three months ended June 30, 2015 and 2014 was $39,000 and $0, respectively and $67,000 and $0 for the six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expense of intangible assets for the remaining years is as follows:

For the year ended December 31,	Video Library
2015 (six months)	$78,000
2016	157,000
2017	11,000
Total	$246,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Future Ads and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended June 30, 2015 and 2014, totaled $685,000 and $545,000, respectively, and $1,275,000 and $1,120,000 during the six months ended June 30, 2015 and 2014, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $3,000 and $400,000 as of June 30, 2015 and December 31, 2014, respectively, reported within accrued expenses in the condensed consolidated balance sheets.

On October 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and six months ended June 30, 2015, the Company has incurred a total of $153,000 and $353,000, respectively, representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. As of June 30, 2015, the balance due to FCS was $24,000 and was reported within accrued expenses in the condensed consolidated balance sheets.

The Company has a note payable (note payable – stockholder) to the Company’s Chief Executive Officer (See Note 3).

Note 7 – Commitments and Contingencies

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

During the three months ended June 30, 2015 and 2014, rent expense totaled $205,000 and $117,000 respectively, and $360,000 and $222,000 for the six months ended June 30, 2015 and 2014, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreements:

Years Ending December 31,	Amount
2015 (six months)	$439,000
2016	927,000
2017	956,000
2018	836,000
Thereafter	472,000
$3,630,000

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

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus is targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus is targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro is eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Future Ads. Under the quarterly bonus program, at the end of each fiscal quarter, we will evaluate the financial performance of Future Ads and the performance of Messrs. Tseu and Shapiro and then calculate the bonuses for each Executive for such quarter.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $51,000 and $53,000 during the three months ended June 30, 2015 and 2014, respectively, and $113,000 and $109,000 for the six months ended June 30, 2015 and 2014, respectively.

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

On March 6, 2015, the Board of Directors granted options for the purchase of 4,500,000 shares of the Company’s common stock to its Technology Vendor and 150,000 options to certain other consultants. Each of these options were granted under the Company’s 2014 Long-Term Incentive Equity Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

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

On May 20, 2015, the Board of Directors granted an option for the purchase of 350,000 shares of the Company’s common stock to John Quelch, the Company’s Independent Board Member. This option has an exercise price of $0.55 per share and vests 33 percent on the first anniversary of the grant and eight equal quarterly installments over the following two years.

In connection with the Reverse Merger with Kitara Media Corp, the Company assumed stock options for the purchase of 7,995,635 shares of the Company’s common stock that were previously granted to Kitara and were still outstanding as of January 28, 2015.

Stock Option Award Activity

The following table is a summary of activity under the Company’s 2014 and 2013 Stock Option Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-	-
Options acquired in merger	7,995,635	0.29	0.14	3.7
Granted	21,460,000	0.55	0.30
Exercised	-	-	-	-
Forfeited, expired or cancelled	(800,635)	0.50	0.25	-
Outstanding at June 30, 2015	28,655,000	$0.48	$0.26	8.0	$1,733,300

Exercisable at January 1, 2015
Options acquired in merger	2,885,965	$0.36	$0.15	3.6
Vested	985,477	0.22	0.14	-
Forfeited	(373,295)	0.50	0.21	-
Exercisable at June 30, 2015	3,498,147	$0.25	$0.10	2.9	$576,076

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

	March 6, 2015 Option Grants Officers, Employees and Directors	March 6, 2015 Option Grant Consultants	March 23, 2015 Employee Option Grant	May 20, 2015 Director Option Grant
Stock Price	$0.55	$0.55	$0.55	$0.55
Exercise Price	$0.55	$0.55	$0.55	$0.55
Number of Options Granted	15,460,000	4,650,000	1,000,000	350,000
Dividend Yield	0%	0%	0%	0%
Expected Volatility	54%	54%	54%	54%
Risk-Free interest rate	1.87%	2.24%	1.56%	1.78%
Expected life (in years)	6.11	10.0	6.11	6.11

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $405,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $544,000 and $0 for the six months ended June 30, 2015 and 2014, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of income. As of June 30, 2015, the unamortized value of options was $6,824,000. As of June 30, 2015, the unamortized portion will be expensed through March 2019, and the weighted average remaining amortization period was 3.2 years.

Note 10 - Equity

Preferred Stock

The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Warrant

On April 29, 2014 in connection with a private placement of shares of Kitara’s common stock, the Company issued warrants to purchase an aggregate of 6,363,636 shares of common stock, including to certain of the Company’s directors and/or their affiliates. The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019.

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of June 30, 2015, the Company had outstanding 250,010,162 shares of common stock.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Equity, continued

Distributions to Members of the LLC (“Transferors”)

During the six months ended June 30, 2015, prior to the Reverse Merger on January 28, 2015, the Company made distributions to the Transferors of $1,024,000 representing distributions in the normal course of pre-merger operating earnings. Following the Reverse Merger, the Company made a distribution of $80,000,000 to the Transferors as part of the Exchange, charged additional paid in capital for the Company’s estimated obligation of $3,337,000 for the working capital adjustment, charged additional paid in capital for the Company’s estimated obligation for the present value (fair value) of the deferred purchase price obligation of $12,696,000 and made a distribution to the Transferors to reimburse the Transferors for merger related fee incurred prior to the closing of the date of the Reverse Merger of $867,000.

Note 11 - Profit Sharing Plan

The Company sponsors the Future Ads LLC Incentive Profit Sharing Plan (the “Profit Sharing Plan”) for certain employees of the Company. The Profit Sharing Plan provides for discretionary bonuses based on the performance of the employee as well as the performance of the Company. Bonus expense for earned bonuses under the Profit Sharing Plan amounted to $285,000 and $377,000 for the three months ended June 30, 2015 and 2014, respectively, and $662,000 and $875,000 for the six months ended June 30, 2015 and 2014, respectively. The bonuses are included in “Salaries, commissions, benefits and related expenses” on the Company’s Condensed Consolidated Statements of Income. At June 30, 2015, and December 31, 2014 the accrued profit sharing bonuses were $285,000 and $479,000, and the amounts were included in accrued liabilities within the condensed consolidated balance sheets.

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

Furthermore, Propel reimbursed the members for all transaction expenses paid by Future Ads, its subsidiaries or the Members on or before the closing, and has assumed all of their unpaid transaction expenses as of such date. Propel reimbursed the Transferors $817,000 in transaction expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income	2015	2014	2015	2014

Revenues	$19,455,000	$20,981,000	$40,946,000	$45,650,000
Cost of revenues	10,014,000	9,412,000	20,186,000	20,707,000
Gross profit	9,441,000	11,569,000	20,760,000	24,943,000
Costs and operating expenses:
Salaries, commissions, benefits and related	3,550,000	2,602,000	7,219,000	6,143,000
Technology development and maintenance	1,031,000	570,000	1,920,000	1,188,000
Marketing and promotional	7,000	66,000	32,000	168,000
General and administrative	513,000	490,000	1,472,000	809,000
Professional services	590,000	258,000	1,327,000	431,000
Depreciation and amortization	438,000	322,000	823,000	642,000
Operating income	3,312,000	7,261,000	7,967,000	15,562,000
Interest expense	(3,937,000)	(1,000)	(6,344,000)	(1,000)
Income before income taxes	(625,000)	7,260,000	1,623,000	15,561,000
Income tax benefit	701,000	-	32,025,000	-
Net Income	$76,000	$7,260,000	$33,648,000	$15,561,000

Adjusted EBITDA (a non-GAAP measure)

Net income	$76,000	$7,260,000	$33,648,000	$15,561,000
Depreciation and amortization	438,000	322,000	823,000	642,000
Income tax benefit	(701,000)	-	(32,025,000)	-
Interest expense	3,937,000	1,000	6,344,000	1,000
Stock-based compensation	405,000	-	544,000	-
Adjusted EBITDA (a non-GAAP measure)	$4,155,000	$7,583,000	$9,334,000	$16,204,000

Three Months Ended June 30, 2015 and 2014

Revenues

Revenue for the three months ended June 30, 2015 decreased by $1,526,000, or 7%, to $19,455,000 as compared to $20,981,000 for the three months ended June 30, 2014. The decrease in revenue was in part due to (i) the effects of a gradual shift of advertising demand to mobile and away from desktop, (ii) increased competition, especially with more programmatic advertising buying creating alternative choices for advertiser spend, and (iii) increased competitor activities resulting in increased ad saturation and a deterioration in user responsiveness to advertising.  Additionally, we are seeing:

●	erosion of users from our third party distribution partners in the wake of changes implemented by major browser companies that limit our ability to distribute advertising through those channels.

●	revenue impact from a decline in users as we implement a shift in user mix away from poorer performing inventory in favor of higher performing inventory, including users acquired through our own media buying efforts.

●	revenue lag as advertisers recalibrate spend budgets that trail inventory shift to higher performing inventory.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 increased by $602,000 or 6% to $10,014,000 as compared to $9,412,000 for the three months ended June 30, 2014. The increase was primarily due to additional direct marketing costs.

Gross Profit

Our gross profit for the three months ended June 30, 2015 was $9,441,000 or 48.5% of revenues as compared to $11,569,000 or 55.1% of revenues for the three months ended June 30, 2014. The lower gross margin for the three months ended June 30, 2015 was primarily due to our increased direct marketing costs incurred in 2015 to develop our advertising consumer base.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the three months ended June 30, 2015 increased by $948,000, or 36%, to $3,550,000 as compared to $2,602,000 for the three months ended June 30, 2014. The increase for the three months ended June 30, 2015 was primarily due to additional employees resulting from the reverse merger with Kitara and $405,000 of stock-based compensation expense.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the three months ended June 30, 2015 increased by $757,000 or 55%, to $2,141,000 as compared to $1,384,000 for the three months ended June 30, 2014. The increase for the three months ended June 30, 2015 was primarily due to additional technology and development costs of $461,000 for projects to enhance data analysis and business intelligence tracking; additional general and administrative costs of $23,000 principally due to overhead costs, (such as rent incurred for Kitara) and an increase in professional fees of $332,000, relating principally to legal and accounting fees incurred in connection with the reverse merger.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2015 increased by $116,000, or 36%, to $438,000 as compared to $322,000 for the three months ended June 30, 2014. The increase was primarily due to additional assets acquired in connection with the reverse merger with Kitara.

Operating Income

Operating income for the three months ended June 30, 2015 decreased by $3,949,000 or 54% to $3,312,000 as compared to $7,261,000 for the three months ended June 30, 2014. Operating income as a percentage of revenue decreased to 17% for the three months ended June 30, 2015 from 35% for the three months ended June 30, 2014. The decrease in operating income was due principally to the decrease in gross profit of $2,128,000, as well as an increase of $1,821,000 in total operating expenses in connection with the reverse merger with Kitara.

Interest expense

Interest expense includes the accrued coupon rate of the loans plus amortization of original issue discount, deferred financing costs and the accretion of the premium on the $12,500,000 terminal fee due upon the maturity of the term loan. Interest expense was $3,937,000 and $1,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense was due to the Company having only minimal debt during three months ended June 30, 2014. The interest for the three months ended June 30, 2015 consists principally of $2,280,000 due to the coupon rate of the loans, $208,000 from the amortization of the original issue discount, $67,000 for the amortization of deferred financing costs, $324,000 for the accretion of the discount to the amounts due to Transferors, and $846,000 from the accretion of the premium on the terminal fee.

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

Adjusted EBITDA for the three months ended June 30, 2015 decreased by $3,428,000, or 45%, to $4,155,000 as compared to $7,583,000 for the three months ended June 30, 2014. Overall the decrease in Adjusted EBITDA was due to a decrease in gross profit of $2,128,000, as well as increases in general and administrative expenses in connection with the reverse merger with Kitara, as well as an increase in professional fees incurred in support of the merger.

Six Months Ended June 30, 2015 and 2014

Revenues

Revenue for the six months ended June 30, 2015 decreased by $4,704,000, or 10%, to $40,946,000 as compared to $45,650,000 for the six months ended June 30, 2014. The decrease in revenue was in part due to (i) the effects of a gradual shift of advertising demand to mobile and away from desktop, (ii) increased competition, especially with more programmatic advertising buying, and (iii) the adverse effects on publisher supply on account of tighter restrictions on publishers and related transparency with a corresponding impact on our revenue. Additionally, we are seeing:

●	erosion of users from our third party distribution partners in the wake of changes implemented by major browser companies that limit our ability to distribute advertising through those channels.

●	revenue impact from a decline in users as we implement a shift in user mix away from poorer performing inventory in favor of higher performing inventory, including users acquired through our own media buying efforts.

●	revenue lag as advertisers recalibrate spend budgets that trail inventory shift to higher performing inventory.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2015 decreased by $521,000 or 3% to $20,186,000 as compared to $20,707,000 for the six months ended June 30, 2014. The decrease was primarily due to the decrease in revenue, additional direct marketing cost.

Gross Profit

Our gross profit for the six months ended June 30, 2015 was $20,760,000 or 50.7% of revenues as compared to $24,943,000 or 54.6% of revenues for the six months ended June 30, 2014. The lower gross margin for the three months ended June 30, 2015 was primarily due to our increased direct marketing costs incurred in 2015 to develop our advertising consumer base.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the six months ended June 30, 2015 increased by $1,076,000, or 18%, to $7,219,000 as compared to $6,143,000 for the six months ended June 30, 2014. The increase for the six months ended June 30, 2015 was primarily due to additional employees resulting from the reverse merger with Kitara and $544,000 of stock-based compensation expense.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the six months ended June 30, 2015 increased by $2,155,000 or 83%, to $4,751,000 as compared to $2,596,000 for the six months ended June 30, 2014. The increase for the six months ended June 30, 2015 was primarily due to additional technology and development costs of $732,000 related to additional projects to enhance data analysis and business intelligence tracking; additional general and administrative costs of $663,000 principally due to overhead costs, such as rent incurred for Kitara, and an increase in professional fees of $896,000, relating principally to legal and accounting fees incurred in connection with the reverse merger and the Company’s initial Form 10-K and Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2015 increased by $181,000, or 28%, to $823,000 as compared to $642,000 for the six months ended June 30, 2014. The increase was primarily due to additional assets acquired in connection with the reverse merger with Kitara.

Operating Income

Operating income for the six months ended June 30, 2015 decreased by $7,595,000 or 49% to $7,967,000 as compared to $15,562,000 for the six months ended June 30, 2014. Operating income as a percentage of revenue decreased to 19% for the six months ended June 30, 2015 from 34% for the six months ended June 30, 2014. The decrease in operating income was due in part to the decrease in gross profit of $4,183,000 and an increase of $3,412,000 in total operating expenses in connection with the reverse merger with Kitara.

Interest expense

Interest expense includes the accrued coupon rate of the loans plus amortization of original issue discount, deferred financing costs and the accretion of the premium on the $12,500,000 terminal fee due upon the maturity of the term loan. Interest expense was $6,344,000 and $1,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense was due to the Company having no debt or interest in the six months ended June 30, 2014. The interest for the six months ended June 30, 2015 consists principally of $3,696,000 due to the coupon rate of the loans, $353,000 from the amortization of the original issue discount, $114,000 for the amortization of deferred financing costs, $544,000 for the accretion of the discount to the amounts due to Transferors, and $1,435,000 from the accretion of the premium on the terminal fee.

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

Adjusted EBITDA for the six months ended June 30, 2015 decreased by $6,870,000, or 42%, to $9,334,000 as compared to $16,204,000 for the six months ended June 30, 2014. Overall the decrease in Adjusted EBITDA was due to a decrease in gross profit of $4,183,000, as well as increases in general and administrative fees in connection with the reverse merger with Kitara, as well as an increase in professional fees incurred in support of the merger.

Liquidity and Capital Resources

Sources of Liquidity

On January 28, 2015, in connection with the closing of the Transactions, Propel, certain of its subsidiaries (including Future Ads and Kitara) as “Borrowers” and certain other of its subsidiaries as “Guarantors” entered into the Financing Agreement.

The Financing Agreement provided the Borrowers with (a) the Term Loan in the aggregate principal amount of $81,000,000 and (b) the Revolving Loan in an aggregate principal amount not to exceed $15,000,000 at any time outstanding. The Loans will mature on January 28, 2019. As of June 30, 2015, the outstanding balance of the Term Loan was $78,031,000 and the outstanding balance of the Revolving Loan was $3,196,000. During the six months ended June 30, 2015, Propel repaid $2,969,000 in principal and paid $3,412,000 in interest on the Term Loan and paid $231,000 in interest on the Revolving Loan.

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

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities was $3,755,000 for the six months ended June 30, 2015, compared to $15,986,000 for the six months ended June 30, 2014. The decrease in cash provided for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, was primarily due to a reduction in gross profit of approximately $4,183,000, principally on account of the 10% decline in revenue, increases in cash interest costs of approximately $3,643,000 and an increase in professional fees in connection with the merger of approximately $896,000.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities was $1,387,000 for the six months ended June 30, 2015, compared to ($686,000) for the six months ended June 30, 2014. The increase in cash provided principally consisted of the cash acquired of $1,901,000 with the reverse merger with Kitara Media Corp. In addition, cash used in investing activities consisted of internal software development and the acquisition of computer hardware utilized to deliver the company’s services of $514,000 and $686,000 for the six months ended June 30, 2015 and 2014, respectively.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2015 was $6,599,000, compared to $16,822,000 for the six months ended June 30, 2014. Cash flows provided by financing activities for the six months ended June 30, 2015 were principally in conjunction with the reverse merger, and consisted of proceeds net of principal payments of $75,151,000 from the issuance of the Term Loan and net proceeds of $3,196,000 for the Revolving Loan. Cash flows used in financing activities for the six months ended June 30, 2015 consisted principally of the repayment of Kitara’s Wells Fargo revolving loan of $1,539,000, deferred financing costs of $916,000, distributions to Transferors before the reverse merger of $1,674,000, distributions to Transferors in the Exchange of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $817,000.

Future Liquidity and Cash Flows

The Company has historically funded itself through operations. As discussed above, during the six months ended June 30, 2015, the Company issued new debt under the Term Loan which requires a quarterly principal payment of $1,750,000.  Management believes that the Company’s cash on hand at June 30, 2015 ($2,218,000), cash flows expected to be generated from operations (net cash provided by operating activities for the six months ended June 30, 2015 was $3,755,000), and borrowings available under the Company’s credit facility (based upon the eligible borrowing base at June, 30 2015, there is $2,700,000 available under the revolving credit facility), will be sufficient to fund the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See Accounting Policies in Note 1 to the condensed consolidated financial statements in Item 1.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the post-merger integration of our financial functions, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: August 13, 2015	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: August 13, 2015	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

