Form 10-Q
period 2015-09-30
Propel Media, Inc.
filed 2015-11-12
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets
Cash	$2,385,000	$3,675,000
Accounts receivable, net	8,690,000	8,054,000
Prepaid expenses	703,000	343,000
Deferred tax assets, current	735,000	-
Other current assets	249,000	-
Total current assets	12,762,000	12,072,000

Property and equipment, net	2,788,000	2,034,000
Restricted cash	90,000	-
Intangible assets	528,000	-
Goodwill	3,815,000	-
Deferred tax assets, non-current	32,918,000	-
Other assets	543,000	56,000
Total assets	$53,444,000	$14,162,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,417,000	$3,540,000
Accrued expenses	2,409,000	4,184,000
Advertiser deposits	2,582,000	2,610,000
Obligations to transferors, current portion	12,624,000	650,000
Current portion of long term debt	6,223,000	-
Revolving credit facility	2,471,000	-
Total current liabilities	30,726,000	10,984,000

Long-term debt	70,015,000	-
Obligations to transferors, less current portion	4,300,000	-
Other non-current liabilities	472,000	464,000
Note payable stockholder, non-current, net	104,000	-
Total liabilities	105,617,000	11,448,000

Commitments and contingencies

Stockholders' (Deficit) Equity
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 and 154,125,921, at September 30, 2015 and December 31, 2014, respectively	25,000	15,000
Additional paid-in capital	952,000	-
Accumulated (deficit) earnings	(53,150,000)	2,699,000
Total stockholders’ (deficit) equity	(52,173,000)	2,714,000
Total liabilities and stockholders' (deficit) equity	$53,444,000	$14,162,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$19,106,000	$20,587,000	$60,052,000	$66,237,000
Cost of revenues	7,304,000	8,683,000	27,490,000	29,390,000
Gross profit	11,802,000	11,904,000	32,562,000	36,847,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,939,000	3,013,000	11,158,000	9,156,000
Technology development and maintenance	935,000	530,000	2,855,000	1,718,000
Marketing and promotional	23,000	72,000	55,000	240,000
General and administrative	1,149,000	354,000	2,621,000	1,163,000
Professional services	204,000	516,000	1,531,000	947,000
Depreciation and amortization	498,000	334,000	1,321,000	976,000

Operating expenses	6,748,000	4,819,000	19,541,000	14,200,000

Operating income	5,054,000	7,085,000	13,021,000	22,647,000

Interest expense	(3,645,000)	-	(9,989,000)	(1,000)

Income before income tax (expense) benefit	1,409,000	7,085,000	3,032,000	22,646,000
Income tax (expense) benefit	(972,000)	-	31,053,000	-
Net income	$437,000	$7,085,000	$34,085,000	$22,646,000

Net income per common share, basic and diluted	$0.00	$0.05	$0.14	$0.15

Weighted average number of common shares outstanding, basic and diluted	250,010,162	154,125,921	240,527,105	154,125,921

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.:
Historical pre-tax net income before income taxes	$1,409,000	7,085,000	$3,032,000	22,646,000
Pro-forma income tax expense	562,000	2,827,000	1,210,000	9,036,000
Pro-forma net income	$847,000	$4,258,000	$1,822,000	$13,610,000

Unaudited pro-forma net income per common share - basic and diluted	$0.00	$0.03	$0.01	$0.09

Weighted average number of shares outstanding - basic and diluted	250,010,162	154,125,921	240,527,105	154,125,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2015	154,125,921	$15,000	$-	$2,699,000	$2,714,000

Distributions to Transferors - prior to reverse merger	-	-	(1,024,000)	-	(1,024,000)

Reverse merger with Kitara Media Corp on January 28, 2015	95,884,241	10,000	7,990,000	-	8,000,000

Distributions to Transferors in cash - exchange agreement	-	-	(80,000,000)	-	(80,000,000)

Distributions to Transferors - working capital adjustment	-	-	(3,337,000)	-	(3,337,000)

Distribution obligation to Transferors	-	-	(12,696,000)	-	(12,696,000)

Distributions to Transferors - transaction fee reimbursements ($857,000 paid in cash and $10,000 included in accrued expenses at September 30, 2015)	-	-	(867,000)	-	(867,000)

Reclassification of deficit in additional paid-in capital to accumulated deficit	-	-	89,934,000	(89,934,000)	-

Stock-based compensation - amortization of stock options	-	-	952,000	-	952,000

Net income	-	-	-	34,085,000	34,085,000

Balance, September 30, 2015	250,010,162	$25,000	$952,000	$(53,150,000)	$(52,173,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$34,085,000	$22,646,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	579,000	67,000
Stock-based compensation	952,000	-
Depreciation and amortization	1,321,000	976,000
Gain on sale of fixed asset	(3,000)	-
Accretion of debt premium	2,281,000	-
Amortization of debt discount	562,000	-
Amortization of deferred financing costs	180,000	-
Interest accrued on amount due to Transferors	881,000	-
Deferred income taxes	(31,756,000)	-
Changes in assets and liabilities:
Accounts receivable	3,759,000	(587,000)
Prepaid expenses and other current assets	(339,000)	7,000
Other current assets	(17,000)	-
Restricted cash	(90,000)	-
Other assets	189,000	-
Accrued expenses	(2,864,000)	(3,360,000)
Advertiser deposits	(57,000)	108,000
Other non-current liabilities	8,000	(590,000)
Due to related parties	-	194,000
Accounts payable	(2,900,000)	3,627,000
Net cash provided by operating activities	6,771,000	23,088,000

Cash Flows From Investing Activities
Cash acquired in connection with the reverse merger with Kitara Media Corp.	1,901,000	-
Proceeds from sale of property and equipment	3,000	-
Purchase of property and equipment	(851,000)	(960,000)
Net cash provided by (used in) investing activities	1,053,000	(960,000)

Cash Flows From Financing Activities
Proceeds from term loan	78,120,000	-
Repayment of term loan	(4,719,000)	(69,000)
Repayment of Kitara Media Corp. line of credit	(1,539,000)	-
Repayment under line of credit	(34,374,000)	-
Borrowings under line of credit	36,845,000	-
Deferred financing costs	(916,000)	-
Distribution to Transferors - before reverse merger with Kitara Media Corp.	(1,674,000)	(23,577,000)
Distribution to Transferors - exchange	(80,000,000)	-
Distribution to Transferors - transaction fee reimbursement	(857,000)	-
Net cash used in financing activities	(9,114,000)	(23,646,000)

Net decrease in cash	(1,290,000)	(1,518,000)
Cash
Beginning of period	3,675,000	4,052,000
End of period	$2,385,000	$2,534,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - continued

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,721,000	$1,000

Income taxes	$1,057,000	$-

Non-cash investing and financing activities:
Distribution to transferors declared but not yet paid	$10,000	$504,000

Deferred Fixed Cash Payments to Transferors at fair value	$12,696,000	$-

Outstanding common stock of Kitara recognized at the date of the reverse merger	$8,000,000	$-

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$6,896,000	$-
Property and equipment, net	1,138,000	-
Deferred income taxes	1,897,000	-
Other assets	172,000	-
Intangible assets	614,000	-
Goodwill	3,815,000	-
Accounts payable and accrued expenses	(4,866,000)	-
Advertiser deposits	(29,000)	-
Revolving credit facility	(1,437,000)	-
Note payable - stockholder - current	(102,000)	-
Note payable - stockholder - long-term, net	(98,000)	-
Total purchase price	$8,000,000	$-

Non-cash consideration	$8,000,000	$-

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp.	$8,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, was formed on October 7, 2014. On January 28, 2015, Propel consummated a “reverse business combination” with Future Ads LLC (“Future Ads”), a California limited liability company, the former members of Future Ads (“Transferors” or “Members”), and Kitara Media Corp. (“Kitara”), a Delaware corporation (the “Reverse Merger”) (See Note 3 – Reverse Business Combination and Recapitalization). Future Ads and Kitara are wholly owned subsidiaries of Propel (together with Propel, “Propel Media” or the “Company”).

Future Ads is a diversified online advertising company. Future Ads generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services. Future Ads delivers advertising through its real-time, bid-based, online advertising platform called Trafficvance. This technology platform allows advertisers to target audiences and deliver text, display and video based advertising. The Future Ads business and its Trafficvance platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Future Ads offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Future Ads has over 1,200 advertiser customers and serves millions of ads per day.

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

Following the Reverse Merger, the Transferors owned 61.7% of the merged company and the former stockholders of Kitara owned 38.3% of the merged company.

As a result of the Reverse Merger, the Transferors acquired a majority of Propel’s common stock and both Future Ads’ and Kitara’s officers became the officers and directors of Propel. For accounting purposes, the Reverse Merger has been treated as an acquisition of Kitara by Future Ads whereby Future Ads was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Future Ads. In connection with the Reverse Merger, the equity accounts of Future Ads have been restated on a recapitalization basis so that all equity accounts are now presented as if the member interest exchanged for shares of Propel Media common stock had occurred at the beginning of the earliest period presented.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business, continued

Liquidity and Capital Resources

As of September 30, 2015, the Company’s cash on hand was $2,385,000 and the Company had a working capital deficit of $17,964,000. The Company recorded net income of $437,000 and $34,085,000 for the three and nine months ended September 30, 2015, respectively. The net income for the nine months ended September 30, 2015 reflected an income before income tax benefit of $3,032,000 and an income tax benefit of $31,053,000, consisting principally of the recording of deferred income tax assets of $31,386,000 on account of Future Ads’ change in income tax status to a C corporation on the effective date of the Reverse Merger (See Note 2). The Company has historically met its liquidity requirements through operations.

As of September 30, 2015, the borrowing base under the Revolving Loan was approximately $5,921,000. After consideration of existing borrowing balance of $2,471,000, there remained $3,450,000 available to be borrowed under the Revolving Loan.

Cash flows provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds net of principal repayments of $73,401,000 from the issuance of the Term Loan and borrowings net of repayments of $2,471,000 of the Revolving Loan. Cash flows used in financing activities for the nine months ended September 30, 2015 consisted of repayment of the revolving loan with Wells Fargo of $1,539,000, payment of deferred financing costs of $916,000, distributions to Transferors before the Reverse Merger of $1,674,000, distributions to Transferors in the Exchange (as defined below) of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $857,000.

Pursuant to the Exchange Agreement, the Company is obligated on or prior to June 2016 to pay $10,000,000 in cash and/or stock to the Transferors.  Generally, provided that the Company raises sufficient proceeds in an equity transaction, or providing that the Company has sufficient available cash and the Company’s Lender consents to the payment, then the obligation, or a portion of the obligation, to Transferors will be paid in cash. Otherwise, the obligation, or the balance of the obligation not paid in cash to the Transferors, will be satisfied through the issuance of the Company’s common stock. To the extent the obligation is satisfied via the issuance of the Company’s common stock, such common stock shall be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s common stock is listed or if not so listed on a national securities exchange such common stock shall be valued at the bid price on the over-the-counter bulletin board on the date prior to the date on which the obligation is paid to the Transferors.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through September 2016.

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

Restricted Cash

Restricted cash as of September 30, 2015 and December 31, 2014 was $90,000 and $0, respectively. As of September 30, 2015, restricted cash is comprised principally of a cash deposit of approximately $89,000 to collateralize a letter of credit issued in favor of a landlord. On October 9, 2015, in connection with the renewal of the letter of credit for this landlord, the Company pledged $94,000 to collateralize a second letter of credit to replace the existing letter of credit. The Company expects that the $89,000 under the original letter of credit would be released to the Company during the fourth quarter of 2015.

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

The allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $646,000 and $2,000, respectively.

Intangible Assets

In connection with the Company’s Reverse Merger with Kitara, the Company recorded intangible assets for a video library and domain and trade name for Healthguru.com (See Note 5 – Intangibles).

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2015 and 2014, there were no impairments.

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

The Company used both a discounted cash flows approach and a guideline companies’ model approach to estimate the current fair value of Kitara in connection with the reverse business combination of Kitara. The guideline companies’ method utilizes financial and market data on publicly traded securities of companies engaged in business pursuits similar to those of Kitara, from which prevailing investor attitudes and expectations are developed. Differences between the publicly traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, were applied to Kitara’s operating results to develop an indicative of value.

Deferred Financing Costs

Debt issuance costs (principally legal and other fees) are capitalized and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $66,000 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $180,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively, and is included in interest expense on the accompanying condensed consolidated income statements. Deferred financing costs of $249,000 and $487,000 are reflected in other current assets and other non-current assets, respectively, on the condensed consolidated balance sheet as of September 30, 2015.

Advertiser Deposits

Advertiser deposits consist primarily of prepayment amounts on deposit from advertiser customers and are recorded as an advertiser deposit liability which represents deferred revenue. These deposits to the extent unused are contractually non-refundable if the advertiser elects not to continue with the Company’s services after 6 months of inactivity. However, the Company has a practice of providing refunds or reactivations to customers for which it doesn’t have the contractual obligation to do so for business development purposes. Advertiser deposits which are not expected to be refunded or re-applied are deemed forfeited and at such time are recognized as revenue.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable. The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer. Download-based partnerships revenue is recognized in the period that the software gets distributed or when an advertiser customer generates a sale, click, impression or other agreed-upon action, provided that all other revenue recognition criteria have been met. Download-based partnerships revenue is recognized on a net basis, as the Company acts as a third-party distribution partner in these transactions, and the payments to publishers are the contractual obligation of the advertiser customers. The Company bears transactional and execution risk. If the Company is not paid by the advertiser, the Company bears responsibility to pay the publisher for ads that have run.

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying condensed consolidated balance sheets.

Cost of Revenues

Publisher expenses and other service costs represent the costs of acquiring advertising consumers for the Company’s publisher network, revenue-sharing costs to third party application developer partners, publisher costs of third-party networks and properties, transaction costs, and commissions to sales representatives for advertising revenue. The majority of the publisher expense represents marketing expenses to obtain new memberships for the Company’s gaming properties and revenue-sharing costs to third party application developer partners. Acquisition costs of new members are incurred on the date the member joins the gaming property or when a prospective member views an impression of the Company’s advertising, and are accordingly charged to earnings on those respective dates. The advertising revenue associated with a member is recognized as it occurs over the membership period. The Company allows an approved group of third party application developer companies to distribute the Company’s advertising to its members through a revenue-share arrangement. The Company charges to expense the collected revenue-sharing costs of in-text, full-page display and banner advertising units to members of third party application developer companies when the impression, click or action occurs.

Leases

The Company has two office leases with terms of approximately seven years and six years, respectively. The Company amortizes the total lease costs on a straight line basis over the minimum lease term. The Company leases software and office equipment with varying lease terms.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of Significant Accounting Policies, continued

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. The Company incurred research and development costs of $935,000 and $530,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,855,000 and $1,718,000 for the nine months ended September 30, 2015 and 2014, respectively.

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and nine months ended September 30, 2015 and 2014;

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%	None over 10%	None over 10%
Accounts receivable	None over 10%	12.5%, 10.9% and 10.3% of accounts receivable, or 33.7% of accounts receivable in the aggregate	None over 10%	12.5%, 10.9% and 10.3% of accounts receivable, or 33.7% of accounts receivable in the aggregate
The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:
Cost of revenues	None over 10%	19.6% and 16.8% of cost of revenues, or 36.4% of cost of revenues in the aggregate	11.1% of cost of revenues from one vendor	16.6% and 16.1% of cost of revenues, or 32.7% of cost of revenues in the aggregate
Accounts payable	None over 10%	15.7%, 15.7%, 11.0% and 10.2% of accounts payable, or 52.6% of accounts payable in the aggregate	None over 10%	15.7%, 15.7%, 11.0% and 10.2% of accounts payable, or 52.6% of accounts payable in the aggregate

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of September 30, 2015 and December 31, 2014, the Company held cash balances in excess of federally insured limits.

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

This change in tax status to a taxable entity resulted in the recognition of a net deferred tax asset based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets at the date of the Reverse Merger. This resulted in a deferred tax benefit of $31,386,000 being recognized upon the consummation of the Reverse Merger, and was determined using an effective tax rate of 39.9%. This tax benefit was principally on account of a step up in basis of Future Ads for income tax purposes. There was no step up in basis for accounting purposes.

In connection with the Reverse Merger with Kitara, the Company recorded deferred tax assets of $1,897,000, representing principally net operating loss carryforwards (“NOL”).

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax asset as of September 30, 2015:

Net operating loss carryforwards	$1,656,000
Tax goodwill in excess of book goodwill – income tax basis adjustment of Future Ads	30,607,000
Property and equipment	(596,000)
Other deferred tax assets	1,986,000
Deferred tax assets	33,653,000
Less: current portion	(735,000)
Deferred tax assets – net of current	$32,918,000

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2015 and December 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Except for the impact of recording the one-time income tax benefit of $31,386,000, for the change in income tax status of Future Ads (as discussed above), income tax related to ordinary income in interim periods is computed at an estimated annual effective tax rate.  The Company’s effective tax rate for the nine months ended September 30, 2015 was 46.1%, which represents the Company’s statutory federal rate of 34%, state tax rate (net of federal benefit) of 3.5%, non-deductible transaction related costs of 6.4% and other “permanent” non-deductible items of 2.2%.  During the three months ended September 30, 2015, income tax expense reflects the effect of an adjustment to the Company’s estimated annual effective income tax rate for the year ended December 31, 2015.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current year remains subject to examination as of September 30, 2015. The Company’s principal state income tax jurisdictions are California, New Jersey and New York.

Net Income Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company excluded potential common shares resulting from the exercise of stock options (28,675,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Stock-based Compensation Policy

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility for a pool of peer companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

The Company accounts for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of unvested stock options each reporting period using the closing price of the Company’s common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2015 through the date these consolidated financial statements were issued. Other than as disclosed in Notes 3 and 12, management has concluded that there were no subsequent events that required disclosure in these consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Company is currently evaluating the impact the adoption of these standards will have on its condensed consolidated financial statements.

Note 3 – Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Future Ads and Kitara consummated the Transactions.

Pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that enables the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge on or about January 28, 2019, $6,000,000 in cash (the “Exchange”) (items iv and v in the aggregate, the “Deferred Fixed Cash Payments to Transferors”). The consideration payable to the Members was subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara.  As of September 30, 2015, the Company has recorded within obligations to Transferors, current portion, $3,337,000 for the obligation for the post-closing working capital adjustment. On October 30, 2015, the Company remitted $3,337,000 to the Transferors in full satisfaction of the post-closing working capital adjustment.

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

(Unaudited)

Note 3 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The Company recorded the obligations for the Deferred Fixed Cash Payments to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. Upon the consummation of the Exchange, the Company recorded the fair value of the Deferred Fixed Cash Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. During the three and nine months ended September 30, 2015, the Company recorded discount amortization of $337,000 and $881,000, respectively. The unamortized discount was $2,423,000 as of September 30, 2015.

Propel has agreed to reimburse the Transferors for all transaction expenses paid by Future Ads, its subsidiaries or the Transferors on or before the closing, and will assume all of their unpaid transaction expenses as of such date. During the nine months ended September 30, 2015, the Company paid $857,000 of these expenses to the Transferors and accrued an obligation to remit an additional $10,000 to the Transferors.

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of September 30, 2015.

Obligations to Transferors
Amount due June 30, 2016	$10,000,000
Amount due January 28, 2019	6,000,000
Post-closing working capital adjustment due April 10, 2016	3,337,000
Transaction fee reimbursement	10,000
Total, gross	19,347,000
Less: discount	(2,423,000)
Total, net	$16,924,000
Less: current portion	(12,624,000)
Total, net long-term portion	$4,300,000

As a result of the Transactions, the Transferors own 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

In connection with the Reverse Merger, the Company was deemed to have acquired the net assets of Kitara.

The following details the preliminary allocation of the purchase price consideration:

Cash	$1,901,000
Accounts receivable	4,974,000
Prepaid expenses and other current assets	21,000
Property and equipment, net	1,138,000
Deferred tax assets	1,897,000
Other assets	172,000
Intangible assets	614,000
Goodwill	3,815,000
Accounts payable and accrued expenses	(4,866,000)
Advertiser deposits	(29,000)
Revolving credit facility	(1,437,000)
Note payable – stockholder - current	(102,000)
Note payable – stockholder – long-term, net	(98,000)
Total	$8,000,000

Purchase price consideration	$8,000,000

The total fair value of the net assets of Kitara was determined by the Company to be $8,000,000 based on the consideration transferred.  The total consideration was based on the enterprise value of Kitara on January 28, 2015, based upon the Company’s valuation (See Note 2 – Goodwill).  During the third quarter of 2015, the Company adjusted its preliminary allocation of the purchase price consideration based on its evaluation of the deferred tax assets. As such, the deferred tax assets were reduced by $1,348,000 and goodwill was increased by the same amount.

Of the amount of goodwill acquired in the Reverse Merger, approximately $1,003,000 is deductible for tax purposes. Furthermore, as part of the recapitalization of Future Ads, the Company recorded a “step-up” in tax basis, in which the Company recorded tax-deductible goodwill of approximately $84,000,000.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The boards of directors of Propel and Kitara and the members of Future Ads, respectively, cited the following reasons for the Reverse Merger: (i) Future Ads provided a strong technology platform, diverse advertiser base, diverse distribution base and experienced team, history and culture and (ii) Kitara’s need to diversify its operations and the low likelihood of Kitara diversifying through other acquisitions of any scale in light of Kitara’s limited available cash and its low share price. In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015 and January 1, 2014, respectively, pro forma results are not shown for the three months ended September 30, 2015, since pro forma and actual results are the same.

For the Three Months Ended September 30, 2014
Revenues	$30,151,000
Net income	$(356,000)
Pro forma income per common share, basic and diluted	$0.00
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

	For the Nine Months Ended September 30,
	2015	2014
Revenues	$61,008,000	$82,745,000
Net income	$1,103,000	$5,717,000
Pro forma income per common share, basic and diluted	$0.00	$0.02
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 or January 1, 2014, nor are they necessarily indicative of future consolidated results.

Promissory Notes

In connection with the acquisition of Kitara, the Company assumed two notes payable to Mr. Regular, a shareholder and the Company’s Chief Executive Officer. The first note had a balance of $102,000 and was repaid immediately after the closing of the Reverse Merger. The second note has a face value of $200,000 with an annual interest rate of 1% that matures on January 1, 2023. The note will accrue interest and will be due at the time the note becomes due and payable.  As of September 30, 2015, the net outstanding balance on the note was $104,000 (net of a discount of $96,000). The Company calculated the discount at the acquisition date using a market rate of 10%. The note bears a below market interest rate of 1%. As such, the Company determined a market rate of 10% and recorded a discount which is being amortized over the remaining term of the loan. The market rate was determined based upon the interest rate of the Term Loan.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Financing Agreement

Upon the closing of the Transactions, the Term Loan, in the aggregate principal amount of $81,000,000 was borrowed in full and $7,500,000 was borrowed under the Revolving Loan. The proceeds of the Loans were used (a) to pay off and refinance the revolver obligation with Wells Fargo Bank which was assumed from Kitara in the Reverse Merger (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property, shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement provides for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded as interest expense accretion of the Deferred Fee of $845,000 and $2,281,000 during the three and nine months ended September 30, 2015, respectively. The balance of the accreted Deferred Fee of $2,281,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheet as of September 30, 2015.

In addition, the Company incurred legal and other fees of $916,000 in connection with the Loans which has been accounted for as deferred financing costs and are being amortized over the term of the Loan as interest expense.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of September 30, 2015, the Company was in compliance with the covenants under the Finance Agreement.

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

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) rate (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate.

The following represents the obligations outstanding as of September 30, 2015 under the Term Loan:

Term Loan
Principal	$76,281,000
Discount	(2,324,000)
Accreted value through September 30, 2015 of the Deferred Fee ($12,500,000)	2,281,000
Net	76,238,000
Less: Current Portion	(6,223,000)
Long-term debt	$70,015,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Financing Agreement, continued

Term Loan, continued

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2015 (3 months)	$1,750,000
2016	7,000,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	76,281,000
Less: debt discount	(2,324,000)
Plus: accreted value through September 30, 2015 of the Deferred Fee ($12,500,000)	2,281,000
Total, net	76,238,000
Less: current portion	(6,223,000)
Long-term debt	$70,015,000

Revolving Loan

The Borrowers may borrow, repay and re-borrow the Revolving Loan prior to January 28, 2019, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base. As of September 30, 2015, the balance of the Revolving Loan was $2,471,000 and $3,450,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR rate for the interest period in effect for such Loan (but not less than 1%), or (ii) the bank’s reference rate.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Intangibles

Intangible assets consisted of the value received in connection with the acquisition of Kitara which include the video library which is being amortized over two years and the domain and trade name for Kitara which has been deemed to be perpetual. There were no intangible assets as of December 31, 2014.

Intangible assets are comprised of the following:

As of September 30, 2015
Domain and trade name-Kitara (indefinite life)	$301,000
Video library	313,000
Trade name – Propel	20,000
Total Intangible Assets	634,000
Less: Accumulated amortization	(106,000)
Intangible Assets, net of amortization	$528,000

Amortization expense for the three months ended September 30, 2015 and 2014 was $39,000 and $0, respectively and $106,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

The estimated future amortization expense of intangible assets for the remaining years is as follows:

For the year ended December 31,	Video Library
2015 (three months)	$39,000
2016	157,000
2017	11,000
Total	$207,000

Note 6 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Future Ads and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended September 30, 2015 and 2014, totaled $660,000 and $577,000, respectively, and $1,935,000 and $1,696,000 during the nine months ended September 30, 2015 and 2014, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $2,000 and $400,000 as of September 30, 2015 and December 31, 2014, respectively, reported within accrued expenses in the condensed consolidated balance sheets.

On October 14, 2014, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three and nine months ended September 30, 2015, the Company has incurred a total of $97,000 and $435,000, respectively, representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $52,000 and $0 as of September 30, 2015 and December 31, 2014, respectively.

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

During the three months ended September 30, 2015 and 2014, rent expense totaled $212,000 and $114,000, respectively, and $572,000 and $336,000 for the nine months ended September 30, 2015 and 2014, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreements:

Years Ending December 31,	Amount
2015 (three months)	$230,000
2016	927,000
2017	956,000
2018	836,000
Thereafter	472,000
$3,421,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies, continued

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

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus is targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus is targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro is eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Future Ads. Under the quarterly bonus program, at the end of each fiscal quarter, the Company evaluates the financial performance of Future Ads and the performance of Messrs. Tseu and Shapiro and then calculates the bonuses for each Executive for such quarter.

The Employment Agreements provide that, in the event of a termination of an Executive’s employment by the Company without “cause” or by the Executive for “good reason” (each as defined in the Employment Agreements), the Company will pay him (i) an aggregate amount equal to 100% of his base salary, payable over the course of 12 months, subject to the Executive executing a general release of all claims against the Company, (ii) all valid expense reimbursements, and (iii) all accrued but unused vacation pay. In addition, all of Executive’s equity awards, including the options described below, will fully vest and be exercisable for one year following the termination of employment.

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

(Unaudited)

Note 7 – Commitments and Contingencies, continued

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

The Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $40,000 and $30,000 during the three months ended September 30, 2015 and 2014, respectively, and $152,000 and $149,000 for the nine months ended September 30, 2015 and 2014, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stock-Based Compensation

Equity Incentive Plans

2014 Long-Term Incentive Equity Plan

On October 9, 2014, Propel and its sole stockholder approved the 2014 Long-Term Incentive Plan (“2014 Plan”), pursuant to which a total of nine percent of the fully-diluted shares of the Company’s common stock outstanding as of the closing of the Transactions (or 26,172,326 shares) became available for awards under the plan upon such closing. Kitara’s stockholders approved the plan as of January 26, 2015.

2012 and 2013 Long-Term Incentive Equity Plans

On May 14, 2012 and December 3, 2013, Kitara adopted the 2012 Long-Term Incentive Equity Plan (“2012 Plan”) and the 2013 Long-Term Incentive Equity Plan (“2013 Plan”). The 2012 Plan and 2013 Plan provide for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company.

Effective January 28, 2015, Propel assumed the 2012 Plan and 2013 Plan, and all outstanding stock options thereunder. Propel has amended the plans so that no further awards may be issued under such plans after the closing.

Stock Options

In accordance with the Employment Agreements for Messrs. Regular, Tseu and Shapiro, on March 6, 2015, the Board of Directors granted an option to purchase 2,100,000 shares of common stock to Mr. Regular, an option to purchase 3,000,000 shares of common stock to Mr. Tseu and an option to purchase 3,000,000 shares of common stock to Mr. Shapiro. The options, which were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted options for the purchase of 5,860,000 shares of the Company’s common stock to the Company’s employees. These options were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted options for the purchase of 4,500,000 shares of the Company’s common stock to the employees and consultants of the Technology Vendor and 150,000 options to certain other consultants. Each of these options was granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On March 6, 2015, the Board of Directors granted an option to purchase 750,000 shares of common stock to each of Messrs. Ledecky and Humphreys, the Company’s two independent directors. The options, which were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stock-Based Compensation, continued

Stock Options, continued

On March 23, 2015, the Board granted an option for the purchase of 1,000,000 shares of the Company’s common stock to Jeff McCollum, the Company’s Chief Revenue Officer. This option was granted under the 2014 Plan, has an exercise price of $0.55 per share and a term of 10 years. This option vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On May 20, 2015, the Board of Directors granted an option for the purchase of 350,000 shares of the Company’s common stock to John Quelch, the Company’s Independent Board Member. This option was granted under the 2014 Plan, has an exercise price of $0.55 per share and vests as to one-third of the underlying shares on the first anniversary of the grant and vesting as to the remainder of the underlying shares in eight equal quarterly installments over the following two years.

On August 12, 2015, the Board of Directors granted options for the purchase of 375,000 shares of the Company’s common stock to certain of the Company’s employees. Each of these options was granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

In connection with the Reverse Merger, the Company assumed stock options for the purchase of 7,995,635 shares of the Company’s common stock that were previously granted to Kitara and were still outstanding as of January 28, 2015.

Stock Option Award Activity

The following table is a summary of activity under the 2014 Plan and 2013 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-	-
Options acquired in merger	7,995,635	0.29	0.14	3.7
Granted	21,835,000	0.55	0.30	-
Exercised	-	-	-	-
Forfeited, expired or cancelled	(1,155,635)	0.48	0.26	-
Outstanding at September 30, 2015	28,675,000	$0.48	$0.26	7.8	$1,088,600

Exercisable at January 1, 2015
Options acquired in merger	2,885,965	$0.36	$0.15	3.6
Vested	1,242,667	0.20	0.14	-
Forfeited	(286,116)	0.46	0.21	-
Exercisable at September 30, 2015	3,842,516	$0.30	$0.14	2.9	$573,138

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

	March 6, 2015 Option Grants Officers, Employees and Directors	March 6, 2015 Option Grant Consultants	March 23, 2015 Employee Option Grant	May 20, 2015 Director Option Grant	August 12, 2015 Employee Option Grant
Stock Price	$0.55	$0.55	$0.55	$0.55	$0.55
Exercise Price	$0.55	$0.55	$0.55	$0.55	$0.55
Number of Options Granted	15,460,000	4,650,000	1,000,000	350,000	375,000
Dividend Yield	0%	0%	0%	0%	0%
Expected Volatility	54%	54%	54%	54%	58%
Risk-Free interest rate	1.87%	2.24%	1.56%	1.78%	1.70%
Expected life (in years)	6.11	10.0	6.11	6.11	6.11

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $408,000 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $952,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of income. As of September 30, 2015, the unamortized value of options was $5,959,000. As of September 30, 2015, the unamortized portion will be expensed through August 2019, and the weighted average remaining amortization period was 3.1 years.

Note 10 – Equity

Preferred Stock

The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Warrant

On April 29, 2014 in connection with a private placement of shares of Kitara’s common stock, the Company issued warrants to purchase an aggregate of 6,363,636 shares of common stock, including to certain of the Company’s directors and/or their affiliates. The warrants are exercisable at a price of $0.825 per share and expire on April 30, 2019.

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of September 30, 2015, the Company had outstanding 250,010,162 shares of common stock.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Equity, continued

Distributions to the Transferors

During the nine months ended September 30, 2015, prior to the Reverse Merger on January 28, 2015, the Company declared and paid distributions to the Transferors of $1,024,000 representing distributions declared in the normal course of pre-merger operating activities. Following the Reverse Merger, the Company made a distribution of $80,000,000 to the Transferors as part of the Exchange, charged additional paid in capital for the Company’s estimated obligation of $3,337,000 for the working capital adjustment, charged additional paid in capital for the Company’s estimated obligation for the present value (fair value) of the deferred purchase price obligation of $12,696,000 and made a distribution to the Transferors to reimburse the Transferors for merger related fee incurred prior to the closing of the date of the Reverse Merger of $867,000.

Note 11 - Profit Sharing Plan

The Company sponsors the Future Ads LLC Incentive Profit Sharing Plan (the “Profit Sharing Plan”) for certain employees of the Company. The Profit Sharing Plan provides for discretionary bonuses based on the performance of the employee as well as the performance of the Company. Bonus expense for earned bonuses under the Profit Sharing Plan amounted to $390,000 and $431,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,054,000 and $1,222,000 for the nine months ended September 30, 2015 and 2014, respectively. The bonuses are included in “Salaries, commissions, benefits and related expenses” on the Company’s Condensed Consolidated Statements of Income. At September 30, 2015 and December 31, 2014, the accrued profit sharing bonuses were $390,000 and $479,000, respectively, and the amounts were included in accrued liabilities within the condensed consolidated balance sheets.

Note 12 – Subsequent Event

On October 30, 2015, the Company entered into an agreement with IMCD Holdings US Inc. to sublease approximately 2,779 square feet of the office space in its Jersey City, NJ location. The agreement has an initial lease term that expires March 30, 2020 with an initial monthly sublease rent of $8,337.

On November 3, 2015, the Board of Directors granted options for the purchase of 150,000 shares of the Company’s common stock to certain of the Company’s employees and options for the purchase of 190,000 shares of the Company’s common stock to the employees and consultants of the Technology Vendor. Each of these options was granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the first anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

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

Overview

General

Propel is a holding company for Future Ads and Kitara.

Future Ads is a diversified online advertising company. Future Ads generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services. Future Ads delivers advertising through its real-time, bid-based, online advertising platform called Trafficvance. This technology platform allows advertisers to target audiences and deliver text, display and video based advertising. The Future Ads business and its Trafficvance platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Future Ads offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Future Ads has over 1,200 advertiser customers and serves millions of ads per day.

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

Recent Events

On October 10, 2014, Propel entered into (i) the Agreement and Plan of Reorganization, dated as of October 10, 2014 (the “Merger Agreement”), by and among Propel, Kitara and Kitara Merger Sub, Inc. (“Kitara Merger Sub”) and (ii) the Unit Exchange Agreement, dated as of October 10, 2014, which was subsequently amended as of December 23, 2014 and April 29, 2015 (the “Exchange Agreement”), by and among Propel, Kitara, and Future Ads and the holders of all of the outstanding membership interests of Future Ads (the “Transferors”).

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

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Transferors exchanged all of the outstanding Future Ads limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Transferors to receive up to an additional $40,000,000 in cash or stock consideration based on Future Ads reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Transferors was subject to a post-closing adjustment based on the working capital and indebtedness of Future Ads and the working capital of Kitara. On October 30, 2015, the working capital adjustment was paid to the Transferors in the amount of $3,337,000.

Furthermore, Propel reimbursed the Transferors for all transaction expenses paid by Future Ads, its subsidiaries or the Transferors on or before the closing, and has assumed all of their unpaid transaction expenses as of such date. Through September 30, 2015, Propel reimbursed the Transferors $857,000 in transaction expenses.

As a result of the Transactions, the Transferors own 154,125,921 shares of Propel common stock, representing approximately 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing approximately 38.3% of Propel’s outstanding common stock.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income	2015	2014	2015	2014

Revenues	$19,106,000	$20,587,000	$60,052,000	$66,237,000
Cost of revenues	7,304,000	8,683,000	27,490,000	29,390,000
Gross profit	11,802,000	11,904,000	32,562,000	36,847,000
Costs and operating expenses:
Salaries, commissions, benefits and related	3,939,000	3,013,000	11,158,000	9,156,000
Technology development and maintenance	935,000	530,000	2,855,000	1,718,000
Marketing and promotional	23,000	72,000	55,000	240,000
General and administrative	1,149,000	354,000	2,621,000	1,163,000
Professional services	204,000	516,000	1,531,000	947,000
Depreciation and amortization	498,000	334,000	1,321,000	976,000
Operating income	5,054,000	7,085,000	13,021,000	22,647,000
Interest expense	(3,645,000)	-	(9,989,000)	(1,000)
Income before income tax (expense) benefit	1,409,000	7,085,000	3,032,000	22,646,000
Income tax (expense) benefit	(972,000)	-	31,053,000	-
Net Income	$437,000	$7,085,000	$34,085,000	$22,646,000

Adjusted EBITDA (a non-GAAP measure)

Net income	$437,000	$7,085,000	$34,085,000	$22,646,000
Depreciation and amortization	498,000	334,000	1,321,000	976,000
Income tax (expense) benefit	972,000	-	(31,053,000)	-
Interest expense	3,645,000	-	9,989,000	1,000
Stock-based compensation	408,000	-	952,000	-
Adjusted EBITDA (a non-GAAP measure)	$5,960,000	$7,419,000	$15,294,000	$23,623,000

Three Months Ended September 30, 2015 and 2014

Revenues

Revenue for the three months ended September 30, 2015 decreased by $1,481,000, or 7%, to $19,106,000 as compared to $20,587,000 for the three months ended September 30, 2014. The decrease in revenue was in part due to (i) our video banner business suffering from weak advertiser demand, and (ii) advertising customers experiencing poor consumer ad response due to ad saturation and ad interference from competitors. Additionally, we are seeing:

●	Erosion of users from our third party distribution partners in the wake of changes implemented by major browser companies that limit our ability to distribute advertising through those channels.

●	Revenue impact from a decline in users as we implement a shift in user mix toward higher performing bases whom we serve advertising, including users we acquired through our own media buying efforts.

●	Revenue lag as advertisers recalibrate spend budgets that trail our shift to higher performing bases of users to whom we serve advertising.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015 decreased by $1,379,000 or 16% to $7,304,000 as compared to $8,683,000 for the three months ended September 30, 2014. The decrease was primarily due to a lower volume of users to whom we were able to serve advertisements.

Gross Profit

Our gross profit for the three months ended September 30, 2015 was $11,802,000 or 62% of revenues as compared to $11,904,000 or 58% of revenues for the three months ended September 30, 2014. The higher gross profit for the three months ended September 30, 2015 was primarily due to lower costs incurred during the quarter to acquire users to whom we serve advertisements.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the three months ended September 30, 2015 increased by $926,000, or 31%, to $3,939,000 as compared to $3,013,000 for the three months ended September 30, 2014. Of the increase of $926,000, approximately $711,000 was attributable to the compensation for additional employees resulting from Transactions with Kitara and $408,000 was attributable to stock-based compensation expense, offset by reductions in compensation expense due to reductions in headcount.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the three months ended September 30, 2015 increased by $839,000 or 57%, to $2,311,000 as compared to $1,472,000 for the three months ended September 30, 2014. The increase for the three months ended September 30, 2015 was primarily due to additional technology and development costs of $405,000 for projects to enhance data analysis and business intelligence tracking; additional general and administrative costs of $795,000, principally due to $220,000 of additional rental costs and travelling expense incurred for Kitara, and an increase in bad debt expense of $410,000.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2015 increased by $164,000, or 49%, to $498,000 as compared to $334,000 for the three months ended September 30, 2014. The increase was primarily due to additional assets acquired in connection with the Transactions with Kitara.

Operating Income

Operating income for the three months ended September 30, 2015 decreased by $2,031,000 or 29% to $5,054,000 as compared to $7,085,000 for the three months ended September 30, 2014. Operating income as a percentage of revenue decreased to 26% for the three months ended September 30, 2015 from 34% for the three months ended September 30, 2014. The decrease in operating income was due principally to an increase of $1,929,000 in operating expenses principally in connection with the Transactions with Kitara.

Interest Expense

Interest expense includes the accrued coupon rate of the loans plus amortization of original issue discount, deferred financing costs, and the accretion of the premium on the $12,500,000 terminal fee due upon the maturity of the term loan. Interest expense was $3,645,000 and $0 for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense was due to the Company having no debt during the three months ended September 30, 2014. Interest expense for the three months ended September 30, 2015 consists principally of $2,193,000 due to the coupon rate of the loans, $204,000 from the amortization of the original issue discount, $66,000 for the amortization of deferred financing costs, $337,000 for the accretion of the discount to the amounts due to Transferors, and $845,000 from the accretion of the premium on the terminal fee.

Income Tax (Expense) Benefit

Income tax related to ordinary income in interim periods is computed at an estimated annual effective tax rate.  During the three months ended September 30, 2015, income tax expense reflects the effect of an adjustment to our estimated annual effective income tax rate for the year ended December 31, 2015. For further discussion of the components of our income tax (expense) benefit, see Results of Operations – Nine Months Ended September 30, 2015 – Income tax (expense) benefit.

Adjusted EBITDA (A Non-GAAP Measure)

In addition to the results presented in accordance with United States generally accepted accounting principles, or GAAP, we present adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which is a non-GAAP measure. Adjusted EBITDA is determined by taking net income and adding interest expense, income taxes, depreciation and amortization and stock-based compensation, less interest income and non-recurring merger expenses. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to the table above for a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure.

Adjusted EBITDA for the three months ended September 30, 2015 decreased by $1,459,000, or 20%, to $5,960,000 as compared to $7,419,000 for the three months ended September 30, 2014. The decrease in Adjusted EBITDA was due principally to flat revenue and gross margin, offset by additional cash operating costs of $1,521,000 incurred upon the Transactions (consisting of an increase in operating expenses of $1,929,000 less stock-based compensation of $408,000).

Nine Months Ended September 30, 2015 and 2014

Revenues

Revenue for the nine months ended September 30, 2015 decreased by $6,185,000, or 9%, to $60,052,000 as compared to $66,237,000 for the nine months ended September 30, 2014. The decrease in revenue was in part due to (i) the effects of a gradual shift of advertising demand to mobile and away from desktop, (ii) increased competition, especially with more programmatic advertising buying, and (iii) the adverse effects on publisher supply on account of tighter restrictions on publishers and related transparency with a corresponding impact on our revenue. Additionally, we are seeing:

●	Erosion of users from our third party distribution partners in the wake of changes implemented by major browser companies that limit our ability to distribute advertising through those channels.

●	Revenue impact from a decline in users as we implement a shift in user mix toward higher performing bases of users to whom we serve advertising, including users we acquired through our own media buying efforts.

●	Revenue lag as advertisers recalibrate spend budgets that trail our shift to higher performing bases of users to whom we serve advertising.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2015 decreased by $1,900,000 or 6% to $27,490,000 as compared to $29,390,000 for the nine months ended September 30, 2014. The decrease was primarily due to lower costs of third party distribution partners, offset by increased media buying costs.

Gross Profit

Our gross profit for the nine months ended September 30, 2015 was $32,562,000 or 54% of revenues as compared to $36,847,000 or 56% of revenues for the nine months ended September 30, 2014. The lower gross profit dollar amount was principally due to a reduction in the supply of users to whom we could serve our advertisements. The reduction in gross profit percentage was principally due to inclusion of Kitara business in 2015, whose margins are lower than those for Future Ads.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the nine months ended September 30, 2015 increased by $2,002,000, or 22%, to $11,158,000 as compared to $9,156,000 for the nine months ended September 30, 2014. Of the increase of $2,002,000, approximately $2,418,000 was attributable to the compensation for additional employees resulting from the Transactions with Kitara, $952,000 was attributable to stock-based compensation expense, offset by reductions in compensation expense due to reductions in headcount.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the nine months ended September 30, 2015 increased by $2,994,000 or 74%, to $7,062,000 as compared to $4,068,000 for the nine months ended September 30, 2014. The increase for the nine months ended September 30, 2015 was primarily due to additional technology and development costs of $1,137,000 related to additional projects to enhance data analysis and business intelligence tracking; additional general and administrative costs of $1,458,000 principally due to overhead costs, such as rent incurred for Kitara, and an increase in professional fees of $584,000, relating principally to legal and accounting fees incurred in connection with the Transactions and the Company’s initial Form 10-K and Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2015 increased by $345,000, or 35%, to $1,321,000 as compared to $976,000 for the nine months ended September 30, 2014. The increase was primarily due to additional assets acquired in connection with the Transactions with Kitara.

Operating Income

Operating income for the nine months ended September 30, 2015 decreased by $9,626,000 or 43% to $13,021,000 as compared to $22,647,000 for the nine months ended September 30, 2014. Operating income as a percentage of revenue decreased to 22% for the nine months ended September 30, 2015 from 34% for the nine months ended September 30, 2014. The decrease in operating income was due principally to the decrease in gross profit of $4,285,000 and an increase of $5,341,000 in operating expenses principally in connection with the Transactions with Kitara.

Interest Expense

Interest expense includes the accrued coupon rate of the loans plus amortization of original issue discount, deferred financing costs and the accretion of the premium on the $12,500,000 terminal fee due upon the maturity of the term loan. Interest expense was $9,989,000 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense was due to our having minimal debt and interest in the nine months ended September 30, 2014. The interest for the nine months ended September 30, 2015 consists principally of $5,889,000 due to the coupon rate of the loans, $557,000 from the amortization of the original issue discount, $180,000 for the amortization of deferred financing costs, $881,000 for the accretion of the discount to the amounts due to Transferors, and $2,281,000 from the accretion of the premium on the terminal fee.

Income Tax (Expense) Benefit

Except for the impact of recording the one-time income tax benefit of $31,386,000 for the change in income tax status of Future Ads, income tax related to ordinary income in interim periods is computed at an estimated annual effective tax rate.  Our effective tax rate for the nine months ended September 30, 2015 was 46.1%, which represents our statutory federal rate of 34%, state tax rate (net of federal benefit) of 3.5%, non-deductible transaction related costs of 6.4% and other “permanent” non-deductible items of 2.2%.

Adjusted EBITDA (A Non-GAAP Measure)

Adjusted EBITDA for the nine months ended September 30, 2015 decreased by $8,329,000, or 35%, to $15,294,000 as compared to $23,623,000 for the nine months ended September 30, 2014. The decrease in Adjusted EBITDA was due principally to a decrease in gross profit of $4,285,000 as well as additional cash operating costs of $4,389,000 (consisting of an increase in operating expenses of $5,341,000 less stock-based compensation of $952,000).

Liquidity and Capital Resources

Sources of Liquidity

On January 28, 2015, in connection with the closing of the Transactions, Propel, certain of its subsidiaries (including Future Ads and Kitara) as “Borrowers” and certain other of its subsidiaries as “Guarantors” entered into the Financing Agreement.

The Financing Agreement provided the Borrowers with (a) the Term Loan in the aggregate principal amount of $81,000,000 and (b) the Revolving Loan in an aggregate principal amount not to exceed $15,000,000 at any time outstanding. The Loans will mature on January 28, 2019. As of September 30, 2015, the outstanding balance of the Term Loan was $76,281,000 and the outstanding balance of the Revolving Loan was $2,471,000. During the nine months ended September 30, 2015, Propel repaid $4,719,000 in principal and paid $5,406,000 in interest on the Term Loan and paid $354,000 in interest on the Revolving Loan.

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

The outstanding principal amount of the Term Loan is repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remainder of the Term Loan and the Revolving Loans are due and payable on the maturity date, except in certain limited circumstances.

The Borrowers may borrow, repay and re-borrow the Revolving Loans prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the Total Revolving Credit Commitment and the Borrowing Base (as defined in the Credit Agreement).

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) Rate (but not less than 1% and no more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or the bank’s reference rate.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal 6.00% plus either (i) the LIBOR rate for the interest period in effect for such Loan (but not less than 1%), or (ii) the bank’s reference rate. The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

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

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities was $6,771,000 for the nine months ended September 30, 2015, compared to $23,088,000 for the nine months ended September 30, 2014. The decrease in cash provided for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, was primarily due to a reduction in gross profit of approximately $4,285,000, principally on account of the 9% decline in revenue, increases in salaries, commissions, benefits and related expenses of $2,002,000, increase in technology development and maintenance expense of $1,137,000, increase in general and administrative expense of $1,458,000, and an increase of professional services expense of $584,000. The cash provided by operating activities was also due to a decrease in accounts receivable of $3,759,000 and an increase in accounts payable of $2,900,000 and accrued liabilities of $2,864,000.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities was $1,053,000 for the nine months ended September 30, 2015, compared to ($960,000) for the nine months ended September 30, 2014. The increase in cash provided principally consisted of the cash acquired of $1,901,000 with the Transactions with Kitara. In addition, cash used in investing activities consisted of an increase of internal software development and other property and equipment of $851,000 and $960,000 for the nine months ended September 30, 2015 and 2014, respectively.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $9,114,000, compared to $23,646,000 for the nine months ended September 30, 2014. Cash flows provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds net of principal payments of $73,401,000 from the issuance of the Term Loan and net proceeds of $2,471,000 for the Revolving Loan. Cash flows used in financing activities for the nine months ended September 30, 2015 consisted principally of the repayment of Kitara’s Wells Fargo revolving loan of $1,539,000, deferred financing costs of $916,000, distributions to Transferors before the Transactions of $1,674,000, distributions to Transferors in the Exchange of $80,000,000 and distributions to Transferors as a transaction fee reimbursement of $857,000.

Future Liquidity and Cash Flows

The Company has historically funded itself through operations.    As discussed above, during the nine months ended September 30, 2015, the Company issued new debt under the Term Loan which requires a quarterly principal payment of $1,750,000, entered into a new credit facility and incurred deferred obligations to the Transferors.  Management believes that the Company’s cash on hand at September 30, 2015 ($2,385,000), cash flows expected to be generated from operations (net cash provided by operating activities for the nine months ended September 30, 2015 was $6,771,000), and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s operations through September 2016. Based upon the eligible borrowing base at September, 30 2015, there is $2,471,000 outstanding and $3,450,000 available under the revolving credit facility.

Pursuant to the Exchange Agreement, the Company is obligated on or prior to June 2016 to pay $10,000,000 in cash and/or stock to the Transferors.  Generally, provided that the Company raises sufficient proceeds in an equity transaction, or providing that the Company has sufficient available cash and the Company’s Lender consents to the payment, then the obligation, or a portion of the obligation, to Transferors will be paid in cash. Otherwise, the obligation, or the balance of the obligation not paid in cash to the Transferors, will be satisfied through the issuance of the Company’s common stock. To the extent the obligation is satisfied via the issuance of the Company’s common stock, such common stock shall be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company Common Stock is listed or if not so listed on a national securities exchange such common stock shall be valued at the bid price on the over-the-counter bulletin board on the date prior to the date on which the obligation is paid to the Transferors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See Accounting Policies in Note 1 to the unaudited interim condensed consolidated financial statements in Item 1.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the integration of our financial functions subsequent to the Transactions, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter described in Note 7 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, which description is incorporated herein by reference, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

PROPEL MEDIA, INC.

Date: November 12, 2015	By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer (Principal executive officer)

Date: November 12, 2015	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

