Form 10-K
period 2015-12-31
Propel Media, Inc.
filed 2016-03-30
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55360

PROPEL MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2133177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2010 Main Street, Suite 900 Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 251-0640

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was $24,597,699.

As of March 30, 2016, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PROPEL MEDIA, INC.

FORM 10-K

i

FORWARD LOOKING STATEMENTS AND INTRODUCTION

All statements other than statements of historical fact included in this Annual Report on Form 10-K (this “Form 10-K”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; inability to effectively comply with the policies and procedures of Google, Microsoft and other leading industry companies; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

Unless the context otherwise requires:

●	references to “Propel,” “New Holdco” or the “Company” and to “we,” “us” or “our” are to Propel Media, Inc., formerly known as Kitara Holdco Corp., a Delaware corporation, and its subsidiaries;

●	references to “Propel Media” are to Propel Media LLC, formerly known as Future Ads LLC (“Future Ads”), a California limited liability company that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara” are to Kitara Media Corp., a Delaware corporation that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara Media” are to Kitara Media, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Kitara;

●	references to “NYPG” are to New York Publishing Group, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara; and

●	references to “Health Guru Media” are to Health Guru Media, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara.

PART I

ITEM 1.	BUSINESS.

Propel is a holding company for Propel Media and Kitara.

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform (formerly called Trafficvance). This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has over 1,400 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that we provide. In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has also developed a publisher-driven business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through traditional websites, and we serve the advertising in coordination with the publisher, network or exchange.

Propel’s principal executive office is located at 2010 Main Street, Suite 900, Irvine, CA 92614. Its telephone number at that location is (949) 251-0640.

History and Structure of Our Company

Overview

Propel was incorporated in Delaware on October 7, 2014 under the name “Kitara Holdco Corp.” It was formed for the purpose of completing the Transactions (as defined below). Prior to the completion of the Transactions, Propel had no assets and did not conduct any material activities other than those incidental to its formation. Upon completion of the Transactions, the businesses of Propel Media and Kitara became the business of Propel. In February 2015, Propel changed its name to “Propel Media, Inc.” to better reflect its current operations and its common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “PROM.” In December 2015, Propel changed the name of Propel Media from “Future Ads LLC” to “Propel Media LLC” and the Company now conducts all of its business under the Propel Media brand name.

Business Combination

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016, by and among Kitara, Propel, Propel Media and the former members of Propel Media (the “Transferors”). Prior to the Transactions, Kitara was a public operating company and Propel Media was a private operating company. Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel.

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

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Members exchanged all of the outstanding Propel Media limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2019, $10,000,000 in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Members was subject to a post-closing adjustment based on the working capital and indebtedness of Propel Media and the working capital of Kitara. On October 30, 2015, the Company paid $3,337,000 to the Members in full satisfaction of this post-closing adjustment. The Company did not achieve the required EBITDA level in 2015 and accordingly no “earn out” payment was made with respect to such fiscal year. Pursuant to the Exchange Agreement, Propel also reimbursed the Members for all transaction expenses paid by Propel Media, its subsidiaries or the Members on or before the consummation of the Transactions, and assumed all of their unpaid transaction expenses as of such date. The aggregate transaction expenses reimbursed or assumed by it were $867,000.

The Transactions were treated as a reverse merger under the purchase method of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”). For accounting purposes, Propel Media is considered to have acquired Kitara in the Transactions. Under the purchase method of accounting, the assets and liabilities of Kitara have been recorded at their respective fair values and added to those of Propel Media in our financial statements.

Debt Financing

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Propel Media, as “Borrowers,” and certain of their subsidiaries, as “Guarantors,” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were or will be used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

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

Subsidiaries

Propel Media

Propel Media was formed in September 2008 as a California limited liability company under the name “Future Ads LLC.” Upon completion of the Transactions (as described above), Propel Media became a wholly owned subsidiary of Propel. In December 2015, Propel Media changed its name to “Propel Media LLC.”

Kitara

Kitara was incorporated in Delaware on December 5, 2005 under the name “Ascend Acquisition Corp.” From Kitara’s inception until February 29, 2012, it was a blank check company and did not engage in active business operations other than the search for, and evaluation of, potential business combination opportunities.

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

On June 12, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization, as amended on July 1, 2013, with Kitara Media, NYPG and the former holders of all of the outstanding membership interests of Kitara Media and all of the outstanding shares of common stock of NYPG. On July 1, 2013, pursuant to such agreement, Kitara Media and NYPG became wholly owned subsidiaries of Kitara. In connection with the transactions, Kitara ceased the operations of Andover Games. On July 1, 2013, Kitara’s operations became entirely those of Kitara Media and NYPG. On August 19, 2013, Kitara changed its name to “Kitara Media Corp.”

On December 3, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became Kitara’s wholly-owned subsidiary.

Upon completion of the Transactions (as described above), Kitara became a wholly owned subsidiary of Propel.

Opportunity

We believe the online advertising market is well positioned for growth with expanded ways audiences can connect to the Internet with a variety of cross screen devices. Market forecasts are showing significant growth in ad spend across all major digital ad formats:

1.	U.S. mobile ad spend in 2016 is forecasted to be $40.2 billion growing to $57.5 billion in 2018. (eMarketer)

2.	U.S. display ad spend in 2016 is forecasted to be $32.1 billion growing to $41.9 billion in 2018. (eMarketer)

3.	U.S. video ad spend in 2016 is forecasted to be $9.6 billion in 2016 growing to $12.8 billion in 2018. (eMarketer)

4.	U.S. native ad spend in 2016 is forecasted to be $14.9 billion growing to $30 billion in 2018. (Business Insider Intelligence)

Propel is positioning itself to take advantage of these major industry growth trends.

Strategy

Propel participates in the online advertising market where advertisers reward providers who can deliver performance and return on advertising investment. The fundamental strategy of the business is to drive advertiser performance across all mediums and geographies. Key elements of the Propel strategy include:

1.	Increasing quality inventory from supply sources that deliver improved advertiser performance. This includes increasing Propel’s proportion of inventory coming from its owned and operated network through increased investment in media buying to acquire users.

2.	Expanding revenues that come from video advertisers. As more advertiser budget moves from television to online, we see opportunities to increase the revenue we generate from distributing video advertisements on behalf of our advertisers.

3.	Expanding revenues that come from native advertisers. As more advertisers adopt content based advertising, we see the opportunity to increase revenues we generate from distributing native advertisements on behalf of our advertisers.

4.	Expanding ad inventory by increasing our publisher-driven syndication program to expand supply for video and native advertisements.

5.	Migrating into the mobile market to take advantage of advertiser demand for this segment of the market.

6.	Expanding globally.

In addition to the above strategies, we completed the integration of Propel Media and Kitara in 2015, and we believe the benefits of this integration included not only creating cost synergies, but more importantly the leveraging of talent and business opportunities across all areas of the business.

Business

Overview

Propel generates revenue by selling advertising to advertisers and serving the advertising to users while they browse the Internet. We have two monetization models.

In one model (which we sometimes refer to herein as the “user-driven business”), we have a direct relationship with users who have installed an extension in the users’ browsers or software that allows us to serve them advertising through their browsers as an overlay image on the content that they are viewing or in a new window. In this model, we have no publisher relationship and as a result no publisher payments. We acquire a relationship with users in two ways: (i) through our owned and operated properties and (ii) through properties developed by our third party application partners. In each case, a user who accepts free access to our owned and operated property or to the application partner’s property agrees to receive advertisements served by us from advertisers using our Propel Media Platform as they browse the Internet. This allows us to install an extension to the user’s browser or download software onto the user’s computer. The extension or software allows us to travel with the user as the user views content on the Internet. We capture the URLs and keywords of certain browsing pages viewed, and in real time determine if we have advertisers who have bid on keywords or the URL being browsed. If so, we serve the relevant advertising. In some situations, we have advertisers who wish to have us serve advertising on a run-of-network basis, which then permits us to serve ads across our user base without targeting parameters being established.

In the second model (which we sometimes refer to herein as the “publisher-driven business”), we develop publisher based syndication supply channels. In this model, there is a direct publisher relationship and we use the publisher driven traffic as the user base to whom we serve ads. No extension or software is downloaded or otherwise used. In this model, we enter into a revenue share or CPM (as defined below) payment model with the publisher.

During 2015, we focused on the business integration of Propel Media and Kitara, in order to prepare the Company to pursue the strategy described above. In December 2015, our brands were rebranded under the Propel Media brand and the brands of Future Ads, Trafficvance, Propel+ and Kitara Media were retired. Trafficvance was renamed Propel Media Platform. The purpose of the rebranding action was to eliminate any market confusion from the existence of multiple brands and to better align the resources of the business behind the expansion of existing supply sources and the building of new supply channels, the expansion of existing and new demand sources and advertisers and the consolidation of technical development.

With this integration, sales organizations were consolidated and all of our sales personnel now sell all products offered by Propel. In addition, a supply organization was established to develop supply syndication from web publishers, exchanges and other supply channels, as well as to continue to develop existing supply sources.

While we established a supply organization to develop relationships with publishers, networks, exchanges and other supply sources, we continue to have a distinct media buying organization that is dedicated to developing the user base acquired through our owned and operated properties for our user-driven business. This organization buys advertising on various online ad platforms for our owned and operated properties, which include free casual games and other free lifestyle content.

Advertiser Sales and Account Management

Propel is focused on building relationships with digital advertisers.

Propel currently services over 1,400 active advertisers and its advertiser clients include, but are not limited to, direct advertisers, affiliate advertisers, lead generation advertisers and leading advertising agencies and advertising networks and exchanges representing premium brands.

Propel’s sales team and account management organization are comprised, collectively, of 14 people. They call on and support advertisers and their advertising campaigns. The sales team is responsible for developing campaign goals and strategies with advertisers or their agents and they work with the clients to establish the ad formats that will run. They are also responsible for developing the return on investment metrics with the advertiser that will be used to help the account management organization or the advertiser understand performance as the campaign is running and will allow account management, the salesperson and the advertiser to optimize campaigns to meet campaign goals.

Campaigns are set up and managed by either the salesperson, account manager or the advertiser themselves. These activities are executed through the Propel Media Platform. This platform allows Propel to work with advertisers to:

●	Process advertiser applications;

●	Accept or reject advertiser applications;

●	Record advertiser information, payment terms and semi-automate the advance payment process through credit card or wire transfer, if required;

●	Set up campaigns including:

●	Specifying the ad units to be employed for the campaign, which include:

●	Video ads –Video ads are served to its audience on a run-of-network basis and the advertiser is charged when the ad is displayed (this is priced on a Cost Per Thousand, or CPM).

●	Display ads – These are traditional box ads combining graphical images with ad copy. These ads are served based on targeted keywords. The advertiser is charged when the ad is displayed (this is referred to as Cost Per View, or CPV).

●	Textlink ads – Ads that appear when the consumer mouses over the targeted keyword. If the user clicks on the ad, the user is taken to the advertiser’s offer landing page that provides more information. The advertiser is only charged if the consumer clicks on the ad (this is referred to as Cost Per Click, or CPC).

●	Native ads – These are content based ads that are generally served in a grouping of four to six native ad tiles with each tile representing a different ad or advertiser. If the user clicks on the ad tile they are taken to the content and ad offers. The advertiser is charged on a Cost Per Click basis.

●	Establishing targeting parameters by keywords and URLs that the advertiser chooses.

●	Establishment of bid price for keywords and URLs. As Propel Media Platform is a bid-based platform, the advertiser’s ad will generally be displayed if its bid price wins over other advertisers who are also bidding to serve their ads.

●	Establish links to ad creative that will run in each campaign.

●	Generate reports and metrics that allow real time campaign performance management.

Audience Development

Propel advertisers’ campaigns are dependent on having an audience to receive the advertising. Propel’s model is to reach its audience either directly or via partners.

Propel reaches audiences for its advertisers through three different methods:

●	Owned and Operated Properties. Propel develops and/or syndicates a number of free casual gaming sites and other lifestyle content properties. In this method, Propel buys media and advertises these games and lifestyle content properties on various online destinations, including gaming and social media portals. Propel provides its audience with access to its premium gaming and lifestyle content for free in exchange for giving Propel permission to serve advertising to them while they peruse content on the web. Propel incurs media costs to acquire audiences in this manner.

●	Application Partners’ Properties. Propel partners with application developers who have their own audience bases and are seeking to serve advertising to them. In this instance, Propel partners with these application developers to increase the total audience that Propel’s advertisers can reach with their advertisements. Propel operates under a revenue share model with its partners in this distribution model.

●	Publisher Syndication. Propel also has developed direct relationships with publishers, networks and exchanges for supply. In these arrangements, Propel sees, evaluates and buys impressions to which we serve advertising.

●	Trends and Mix Changes. During 2015, more aggressive enforcement by Google of its policies created challenges to our third party application partners’ approaches to acquire users. Because of this, our third party application partners’ user base eroded in numbers and quality during 2015. As a result, Propel shifted and expanded its own media buying effort to lessen dependencies on distribution partners in favor of our owned and operated network.

Our publisher syndication initiative began to gain traction in the fourth quarter of 2015 and is expected to grow as we continue to devote resources to this initiative.

Our supply mix is expected to shift as we increase supply coming from owned and operated properties and publisher syndication and we decrease supply coming from application partners.

Solutions, Technology & Services

Propel offers advertisers the ability to reach audiences in which performance is measured by their willingness to view an ad or click through to the advertisers landing page for more information or complete a conversion action as defined by the advertiser. Typical conversions might include, for example, making a purchase, filling out an automobile test drive form, taking a survey or filling out a request for more information from online education providers. Superior performance is achieved by having engaging ad units that target the right audiences and are served at the right scale and frequency. Although most creative work is done by the client, Propel offers design services as required to help improve campaign performance through more impactful creative ads and landing pages. Propel offers video, display and text link ad units that are designed for maximum impact and conversions.

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

Propel proprietary ad serving technologies are geared toward optimizing direct response advertiser campaigns to ensure that the desired performance criteria are generated within advertiser defined cost parameters. It is through Propel ad serving technologies that Propel matches advertisers with targeted audiences in a real time auction environment. Propel ad serving technologies determine if there are relevant keywords or URLs on the webpage that an audience member is perusing and that an advertiser or advertisers are targeting. It then evaluates the parameters for serving, including the number of times an audience member has been exposed to a particular ad, the time intervals between ads, the competitive bid prices, the conversion data, time of day parameters that the advertiser has chosen to show ads and other relevant segmenting options. The ad server then decides which advertiser’s ad to serve to a particular audience member. This all takes place in the 150 milliseconds that generally takes a webpage to load on a computer and occurs approximately tens of millions of times per day.

Propel Media Platform is the Propel advertiser interface platform that registers campaign input parameters that drive its ad serving to carry out campaigns as defined by the advertiser. The Propel Media Platform interface platform allows the advertisers to establish and direct what and where creative assets (ads) are to be found, the keyword and URL targets for each campaign, the bid price for each keyword and URL target, day part serving parameters, serving intervals between ad impressions, budget parameters on a daily basis and frequency caps on ad appearances.

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

The Propel Media Platform provides an easy to use self-service interface to begin building customized ad campaigns with contextually targeted ads. The platform allows easy performance traffic and budget management capabilities to meet key goals.

The platform is currently servicing over 1,400 advertisers. Propel solutions deliver effective results for advertisers that allow them to target and reach mass audiences with high performance results across text, display and video formats. The reporting and analytics interface allows advertisers to see campaign performance in real-time. Campaign optimization and management is all performed through the Propel Media Platform interface.

Video and Native Offerings

In 2015, Propel focused on expanding its video and developing its native ad offerings to existing and new advertisers on our user based network and on our expanding syndication network of publishers, exchanges and marketplaces.

Propel is focused on delivering a set of comprehensive solutions supported by industry leading services and a proven video and native advertising technology platform.

Propel’s objective is to ensure that every online advertising campaign dynamically achieves key performance metrics through brand-safe delivery to the right audience against relevant content in the most engaging interactive video and native ad formats. We believe consumers are spending more time online watching video content and advertisers are increasingly shifting budgets from television to online as video has become attractive across desktop and mobile platforms.

The Propel video and native solutions are designed to address the needs of traditional direct relationships with brands and their agencies as well as the expanding evolution of programmatic advertisers. We believe that regardless of how online advertising campaigns are executed, whether by traditional media buying or through the programmatic automation, the same elements of relevant content, audiences and performance are required to optimize brand value.

Competition

Propel operates in a dynamic and competitive market, influenced by trends across multiple industries, including the digital video advertising industry, video content marketing industry and the digital publishing industry. We expect that competition in Propel’s industry will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry.

The display, video, desktop application and online advertising solutions market is highly competitive, with many companies providing competing solutions. Propel competes with Google, RocketFuel, Tremor, IAC, Facebook, Vibrant and many other demand side advertiser platforms, supply side advertising platforms, ad networks, exchanges (such as Brightroll, Inc. and Yume, Inc.) and desktop and mobile applications.

We believe that Propel competes favorably with an emphasis on key competitive factors, including strong relationships with online advertisers, publishers and application developers, an advanced and scalable technology platform, effective audience engagement and goal-based performance, data driven benchmarks and brand and campaign metrics for advertising campaigns, brand safety and proven performance. With respect to all of these factors, we believe that Propel’s effective, scalable and stable goal based performance platform well positions Propel as an independent provider of online advertising solutions. Nevertheless, many of Propel’s competitors possess greater technical, human and/or other resources than Propel does and Propel’s financial resources are relatively limited when compared to many of its competitors. Any of these factors could place Propel at a competitive disadvantage to such entities.

Technology and Development

Propel’s technology and development efforts are focused on investing in its Propel Media Platform technology platform and a suite of complementary services. Much of its technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o., which arrangement dates back to 2009. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides Propel with ongoing software and technology development services and support. Any intellectual property that is created within the scope of the consulting arrangement is owned by Propel. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. Propel has incurred approximately $3,992,000 and $2,198,000 in technology and development expense during the years ended December 31, 2015 and 2014, respectively.

Propel continues to develop a robust platform to enable automation and optimization of online advertising and publisher inventory. Propel’s strategy incorporates enhanced optimization management capabilities for video, display and text ad units. Capitalizing on proprietary and third-party data tools and reporting functionality, Propel will continue to analyze audience insights and advance reporting functionalities to provide advertisers, publishers and application developers with a transparent understanding of Propel’s performance.

Intellectual Property

Propel’s ability to protect its intellectual property, including its technologies, will be an important factor in the success and continued growth of its business. Propel has established business procedures designed to maintain the confidentiality of its proprietary information such as the use of license agreements with customers and its use of confidentiality agreements and intellectual property assignment agreements with its employees, consultants, business partners and advisors where appropriate. These methods, however, may not afford complete protection for Propel’s intellectual property and there can be no assurance that others will not independently develop technologies similar or superior to those of Propel.

Propel currently has secured one patent which expires on July 16, 2033 and multiple trademarks protecting its intellectual property and its brands.

Government Regulation

Propel is subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online advertising business. In addition, many areas of law that apply to Propel’s business are still evolving, and could potentially affect its business to the extent they restrict its business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in Propel’s industry, such as Google, alleging various violations of privacy or data security related laws.

Privacy

Privacy and data protection laws and regulations play a significant role in Propel’s industry. In the United States, at both the state and federal level, there are laws that govern activities, such as the collection, use and disclosure of data by companies like Propel.

Propel does not collect any personally identifiable information “PII”) from its audience.

Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission (the “FTC”), which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, as Propel continues expanding into other foreign countries and jurisdictions, Propel increasingly becomes subject to additional laws and regulations that may affect how it conducts business. In particular, European data protection laws can be more restrictive regarding the collection, use and disclosure of data than those in the United States.

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union (the “EU”), and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. Propel also participates in industry self-regulatory programs under which, in addition to other compliance obligations, it provides consumers with notice about its use of cookies and its collection and use of data in connection with the delivery of its offerings and allows them to opt-out by easily uninstalling its software. The rules and policies of the self-regulatory programs that Propel participates in are updated from time to time and may impose additional restrictions upon it in the future.

Any failure, or perceived failure, by Propel to comply with U.S. federal, state, or international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against it by governmental entities or others.

Advertising Content

Even though Propel’s advertisers create the content of their ads and Propel receives contractual protections from its advertisers, Propel may nevertheless be subject to regulations concerning the content of their ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads Propel places even if it has no part in the creation of the ad. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children and other consumer protection regulations, may also apply to the ads Propel places on behalf of clients.

Employees

As of December 31, 2015, Propel had 60 full-time employees and 2 part-time employees. None of Propel’s employees are represented by a labor union or covered by a collective bargaining agreement. Propel considers its relationship with its employees to be good.

Internet Address/Availability of Reports

Propel is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)and files or furnishes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Such reports and other information filed by Propel with the SEC will be available free of charge on Propel’s website at http://www.propelmedia.com as soon as reasonably practicable after Propel electronically files such material with, or otherwise furnishes it to, the SEC. The public may read and copy any materials filed by Propel with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Propel’s references to website URLs are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Form 10-K and the consolidated financial statements and related notes in Item 8 of Part II of this Form 10-K.

Propel’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause Propel’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect Propel’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting Propel’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

Any material reduction in spending by our key advertisers and/or our inability to retain such key advertisers could adversely impact our business and results of operations.

Our success requires us to sell advertising through our Propel Media Platform, to maintain and expand our relationships with our existing advertisers and ad agencies and to develop new relationships with other advertisers and ad agencies. These advertising sources generally do not include long-term obligations requiring them to purchase from us and are cancelable at any time or upon short notice and without a termination penalty. As a result, we have limited visibility as to our future advertising revenue streams from our advertisers, even if they have been long-standing advertisers. Our advertisers’ usage may decline, fluctuate or cease all together as a result of a number of factors, including, but not limited to:

●	the performance of their ad campaigns and their perception of the efficacy and efficiency of their advertising campaign utilizing our solutions;

●	changes in the economic conditions of advertisers, whether it is economic conditions specific to the advertiser or the advertiser’s particular industry or the economy in general;

●	changes in the advertisers’ business models and marketing strategies that do not include us in their forward marketing plans;

●	our access to relevant ad serving opportunities and ad inventory;

●	our ability to deliver ad campaigns in full;

●	their satisfaction with our solutions and our client support;

●	the ability of our optimization algorithms underlying our solutions to deliver better rates of return on ad spend dollars than competing solutions;

●	seasonal patterns in advertisers’ spending, which tend to be discretionary;

●	the pricing of our solutions and competing solutions; and

●	reductions in spending levels or changes in advertisers’ strategies and budgets regarding spending levels for online advertising.

If a major advertiser decides to materially reduce its use of our services, it could do so on short or no notice. We cannot assure you that our advertisers will continue to use our services or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

Seasonal fluctuations in digital advertising activity could adversely affect our cash flows.

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

Our sales efforts and relationships with advertisers, publishers, application developers and other partners require significant time and expense, which may adversely affect our operating results if we are unable to secure substantial commitments from them.

Attracting new advertisers, application developers, publishers, video content providers and other partners requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. With respect to advertisers and agencies, it may be difficult to identify, engage and market to potential advertisers and agencies who do not currently spend on contextual, display or digital video advertising or are unfamiliar with our current solutions. Furthermore, many of our advertiser and agency customers’ purchasing and buying decisions typically require input from multiple internal constituencies. As a result, we must identify those persons involved in the purchasing decision and devote a sufficient amount of time to presenting our solutions to each of those persons. With respect to our publishers and application developers, we seek to establish long-term relationships to ensure audience reach for our advertisers. As a result, we invest significant time in cultivating relationships with our application developers, publishers and content providers to ensure they understand the potential benefits of monetization of their inventory or applications with us rather than other parties. The relationship building process can take many months and may not result in us winning an opportunity with any given advertiser, agency, application developer, publisher, content provider or other potential partner. Moreover, even when opportunities are won, the contractual obligation may be short-term and terminable by the other party upon short or no notice. For example, many of our advertising sources are direct advertisers and ad exchanges that programmatically bid and buy without obligation or commitment and can terminate or stop buying immediately. Therefore, we may invest significant resources into winning an opportunity only to result in a short-term commitment from our clients.

Our solutions and business model are relatively new and often require us to spend substantial time and effort educating potential advertisers, application developers, publishers, content providers and other partners about our solutions, including providing demonstrations. This process can be costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

We operate in a highly competitive industry, and we may not be able to compete successfully.

The digital advertising market is highly competitive, with many companies providing competing solutions. We compete with Google, RocketFuel, Tremor, IAC, Facebook, Vibrant and many other demand side advertiser platforms, supply side advertising platforms, ad networks and exchanges (such as BrightRoll, Inc. and YuMe, Inc.), and desktop and mobile applications. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Furthermore, our competitors may establish or strengthen cooperative relationships with their digital media property partners, advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. Competitive pressures could require us to lower our prices for our advertisers or increase the prices we pay to publishers and application developers.

Additionally, some large advertising agencies that represent our current advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers, publishers and content providers purchase and sell inventory directly from one another or through other companies that act as intermediaries between them. Other companies that offer analytics, mediation, exchange or other third party solutions have or may become intermediaries between our clients and thereby compete with us. In addition, we also compete with many of the same large scale competitors set forth above in the acquisition of audiences. As competition for audience increases, the cost of acquiring audiences could rise.

Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share. Accordingly, we may not be able to compete successfully against our current and future competitors.

We and our distribution partners rely on the ability to offer our audience downloadable applications which allows us and our partners to offer services and serve advertising to them. Should we or our distribution partners be unable in the future to profitably acquire new audiences due to an inability to offer downloadable applications via the Internet, our ability to generate revenues could be significantly negatively impacted.

Our ability to serve our advertisers and to generate revenues is dependent on our ability to provide the appropriate audiences for our advertisers’ campaigns. We acquire audiences in a variety of ways including offering free downloadable applications ourselves or via our distribution partners that audiences agree to install and which allow us to serve advertising to them. If our ability to acquire audiences through this value exchange is disrupted, our advertising business model could be impaired. Possible reasons for such disruption could include audiences not valuing the offered application, costs of marketing the software being too high, the lifetime value of the acquired audiences not covering the cost of acquiring the audiences, or ad blockers, anti-virus protection blockers or other applications preventing our applications from being installed or our ads from being served.

The dominant players in our industry, including Microsoft and Google have modified their guidelines and policies to prevent or limit ability to offer downloadable applications or to serve advertising to audience. This may negatively impact our ability to generate revenues and could cause a material adverse effect on our financial results.

In an effort to protect their audiences from unwanted applications or unwanted behaviors while using their software and to control the computing experience, the dominant industry players who control access to audiences via their browsers and operating systems are regularly updating their policies and procedures to regulate the applications that may be installed on a computer. We cannot predict the changes that these players, such as Google or Microsoft, might implement. If they implement changes to their policies and procedures that limit our ability or application developers’ or other partners’ ability to distribute their applications online, our user-driven business will have difficulties acquiring audiences at the scale that is required to meet the demands of our advertisers. This could materially affect our financial results.

In the third quarter of 2015, Google implemented enhanced manual and automated reviews of Chrome Web Store extensions. Some of our extensions were suspended temporarily pending completion of a manual review by Google. Most of these extensions were subsequently re-instated. There is no guarantee that in the future one or more extensions might not be permanently disabled. This could materially affect our financial results.

In order to maintain our revenue and grow our user-driven business, we need to continuously acquire and reach new audiences and maintain audience engagement with our application products through advertising campaigns.

Our user-driven business depends on reaching audiences through relationships with third party application developers and distribution partners as well as through direct media buying for our owned and operated properties. In all cases, our growth is dependent on our ability to reach, maintain and expand audiences. The market to generate audiences for applications is highly competitive, and we experience significant competition for audience engagement with our applications from other vendors who use application advertising and search business models. We generate the substantial majority of revenues associated with our audiences during the first year after an application is installed. In order to maintain our current revenues and grow our business, we need to continuously engage in marketing campaigns aimed at maintaining audience engagement with our applications and acquiring new audiences. If we fail to conduct such marketing campaigns or any of our marketing campaigns prove less successful than anticipated, either because we are not able to accurately project the number of completed installations of the applications or otherwise, we expect that our audience engagement would decline materially, which would have a material adverse effect on our operating results.

Our business and prospects would be harmed if new versions or upgrades of operating systems and Internet browsers adversely impact the process or platform by which audiences install our applications and audiences view our advertisements. The application installation process for our solutions is currently straightforward and includes detailed information about our products and services. In the future, operating systems, Internet browsers, ad blockers, and security programs could introduce new features or limitations that would make it more difficult to install applications and may negatively impact the growth of our audience base, and adversely impact our business and prospects.

Any significant decline in desktop PC computer audiences accessing the Internet could significantly diminish the value of our solutions in our user-driven business and cause us to lose revenue since most of our revenue generating solutions are currently not usable on competing platforms.

We focus primarily on the market related to personal computers, or “PCs.” To the extent that there is an even more significant shift by the market from PCs to mobile or tablet devices, we could experience a substantial reduction in revenues. Recently, the number of individuals who access the Internet through devices other than PCs, such as mobile phones and tablets, has increased dramatically. Our services are not yet available on these alternative platforms and devices. If this trend accelerates, and if we fail to successfully develop a mobile offering, we may fail to capture a sufficient share of an increasingly important portion of the market for online services, and our services will become less relevant and may fail to attract advertisers and web traffic.

Additionally, mobile devices are more controlled by the mobile device manufacturers and the providers of their operating systems. To the extent that these hardware and software providers use their position to advantage their own offerings, our opportunities could be more limited.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and advertiser needs, our solutions may become less competitive or obsolete.

The market for display, video, desktop application, mobile application and other online advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. Our future success will depend on our ability to adapt and innovate. To attract new digital advertisers, application developers, digital publishers, video content providers and other partners, and increase spending by our existing advertisers, we will need to expand and enhance our solutions to meet advertiser needs, add functionality and address technological advancements. If we fail to develop new solutions that address our advertisers’ needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future technologies. If new technologies emerge that are able to deliver advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete. Keeping pace with new and changing technology and evolving industry standards may require significant expenditures of financial and other resources. We cannot guarantee that such efforts will be successful.

A loss of the services of our senior management and other key personnel could adversely affect the execution of our business strategy.

We depend on the continued services of our senior management team. The loss of the services of these personnel could create a gap in management and could result in the loss of expertise necessary for us to execute our business strategy and thereby adversely affect our business.

Further, our ability to execute our business strategy also depends on our ability to continue to attract, retain and motivate qualified and skilled technical and creative personnel and skilled management, marketing and sales personnel. Competition for well-qualified employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to retain existing key employees and to attract new skilled employees as well. If we cannot attract and retain additional key employees or lose one or more of our current key employees, our ability to develop or market our products and attract or acquire new users could be adversely affected. Although we have established programs to attract new employees and provide incentives to retain existing employees, particularly senior management, we cannot be assured that we will be able to retain the services of senior management or other key employees, or that we will be able to attract new employees in the future who are capable of making significant contributions.

Our substantial debt and deferred obligations could adversely affect our liquidity and results of operations.

As of December 31, 2015, we had indebtedness and other commitments that principally consists of $74,531,000 for our Term Loan (bearing interest at approximately 10%) and $1,762,000 for our Revolving Loan (bearing interest at rates ranging from 7.0% to 9.5% per annum). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 of deferred payment obligations to the Transferors, and a $12,500,000 obligation to lenders in connection with the Financing Agreement. We may not be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges in future years. If new debt is added to our current debt levels, the related risks for us could intensify.

Our substantial debt and other commitments could have important consequences. In particular, it could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other commitments (in addition to interest payments, we are required to pay $1,750,000 at the end of each quarter as a principal reduction on our Term Loan), thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

●	limit, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds;

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

Our debt agreements contain restrictive and financial covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities and failure to comply with these covenants may have a material adverse effect on our business.

The Financing Agreement contains restrictive covenants that limit our ability to, among other things:

●	incur or guarantee additional debt or incur or suffer to exist additional liens;

●	merge with another entity or dispose of our assets;

●	change the nature of our business;

●	make capital expenditures in excess of certain limits;

●	make certain payments and distributions; and

●	make certain investments.

In addition, the Financing Agreement contains a financial covenant that requires us to maintain certain Total Leverage Ratios (as defined in the Financing Agreement). Under this covenant, we were required to maintain a Total Leverage Ratios of no more than 3.91:1.00 as of December 31, 2015. Our Total Leverage Ratio as of such date was 3.22:1.00. The Total Leverage Ratio that we must maintain decreases in each of the next nine quarters, from 3.80:1.00 as of March 31, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter. If we were to default in any one of our financial covenants, such default, if not waived by our lender, could severely limit our ability to raise additional debt and equity capital that we might need to maintain and grow our business, could restrict our opportunities to participate in mergers and acquisitions, and potentially constrain our ability to cost effectively execute on our business plan. Furthermore, we are dependent upon our lenders for our revolving borrowing arrangement, which we rely upon as a source of borrowing for our operations. If we do not maintain compliance with the financial covenants under the Financing Agreement, we may lose our ability to draw upon the revolver arrangement and the lender may accelerate our obligation to repay the amounts due. Should the funding under the Financing Agreement become unavailable to us, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could result in the suspension of some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us.

Our ability to comply with these provisions may be affected by events beyond our control. Complying with these covenants also may have a material adverse effect on our financial condition. Failure to comply with the financial and other covenants could result in an event of default which, if not cured or waived, could accelerate our repayment obligations. Furthermore, if an event of default occurs, our lenders could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries.

Our revenues are impacted by seasonal fluctuations and decreases or delays in audience acquisition and advertising spending which makes any forecasting of our operating results inherently uncertain.

Our revenues are subject to seasonal fluctuations due to both our ability to acquire audiences and advertiser spend. Further, expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced and our ability to grow our revenues could be negatively impacted by a decline in our audience, a decline in the economic prospects of advertisers or a decline in the economy in general. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Further, forecasting economic activity is inherently difficult, and the nature of our business provides only limited visibility for our future operating results. In addition, we do not generally have long-term contracts with our advertiser customers. Accordingly, our ability to forecast future operating results is limited, any such forecasts would be inherently uncertain and our quarterly results could be quite volatile.

If we are unable to make payments as they come due or comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment. Failure to maintain existing financing or to secure new financing could have a material adverse effect on our liquidity and financial position.

If we are unable to make payments as they come due or comply with the restrictions and covenants in the Financing Agreement, there could be a default under the terms of the agreement. In such event, or if we are otherwise in default under the Financing Agreement, including pursuant to the cross-default provisions of the Financing Agreement, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. Borrowings under any other debt instruments of ours that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Financing Agreement or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

If our lenders foreclose on their security interests in our assets, they will have the right to sell those assets in order to satisfy our obligations to them.

Our obligations under the Financing Agreement are secured by a lien on substantially all of our assets, including the equity interests in our material subsidiaries. In the event of foreclosure, liquidation, bankruptcy or other insolvency proceeding relating to us or to our subsidiaries that have guaranteed our debt, the lenders will have prior claims on our assets. Those claims include the right to foreclose and take possession of our assets, including equipment that is necessary for the conduct of our operations, which would restrict our ability to continue to conduct business. There can be no assurance that we would receive any proceeds from a foreclosure sale of our assets that constitute collateral following the satisfaction of the secured lenders’ priority claims.

We rely on our outsourced technology development partner for our software and technology development services and support.

Much of our technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o., which arrangement dates back to 2009. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides us with ongoing software and technology development services and support. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. If Bravo Studio d.o.o. were to terminate our relationship, we would be adversely and materially affected and our revenues and results of operations would be negatively impacted.

We have a few key vendors from whom we obtain necessary services to continue our business, which may adversely affect our ability to replace such vendors and minimize our costs.

We have a few key vendors from whom we obtain necessary services to continue to efficiently and effectively operate our business. For example, our 3 largest vendors accounted for 9.5%, 9.3% and 7.0% of our cost of revenues for the year ended December 31, 2015 and our 3 largest vendors accounted for 17.5%, 14.9% and 8.3% of our cost of revenues for the year ended December 31, 2014. Such concentration exposes us to increased risk in the event any one of these vendors becomes unable or unwilling to provide us with the services we need or significantly increases the cost of such services. In such event, we cannot guarantee that we will be able to find a replacement vendor to provide services on terms comparable to our current arrangements. If our vendor costs increase, we may be required pass the increased cost on to our clients, which may harm our competitive position. The inability to replace our key vendors or significant increases in cost for the services provided by our key vendors would adversely and materially affect our revenues and results of operations.

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads, and any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

Our ability to optimize the placement and scheduling of advertisements for our advertisers and the targeting of advertisements, and accordingly our ability to grow our revenue, depends on our ability to successfully leverage certain data that we collect. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data. This data includes data from advertisers and device users and it also includes data from our publishers and third parties such as data providers. When we deliver an ad to an Internet-connected device, we are able to collect information about the placement of the ad and the interaction of the user with the ad, such as whether the user clicked on an ad, visited a landing page or watched a video. We are also able to collect information about the user’s IP address, device and some demographic characteristics. We may also contract with one or more third parties to obtain additional anonymous information about the user who is viewing a particular ad, including information about the user’s interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising opportunities available to us. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertisers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our solutions, we transmit and store information related to Internet-connected devices, user activity and the ads and other content we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our solutions. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children.

We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Complying with any new regulatory requirements could also force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions (including class actions) against us by governmental entities, private parties or others. Any such proceedings or actions could hurt our reputation, result in significant expense to defend, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

The data we collect from consumers may decrease, which may make our solutions less valuable and adversely affect our business.

We participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. In addition, consumers can currently opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs advertisers and their service providers not to use certain data about the consumer’s online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: (1) identify cookies and other tracking technologies used on websites; (2) prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or (3) block the delivery of online advertisements on websites and applications. If there is a material increase in the number of consumers who choose to opt out or are otherwise using browsers where they need to, and fail to, configure the browser to accept cookies (or similar tracking technologies), our ability to collect valuable and actionable data may be impaired, which may make our solutions less valuable and adversely affect our business.

The data we collect from publishers and advertisers may decrease, which could make our solutions less valuable and cause us to lose customers.

In order to effectively operate our advertising campaigns, we collect data from advertisers, publishers, and other third parties. If we are not able to obtain sufficient rights to data from these third parties, we may not be able to utilize such data in our solutions. Although our arrangements with advertisers and publishers generally permit us to collect non-personally identifiable and aggregate data from advertising campaigns, sometimes an advertiser or publisher declines to permit the use of this data. For example, publishers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites. The inability to collect or use data from advertisers and publishers may limit the usefulness of the data that we do collect and use. Furthermore, advertisers may request that we discontinue using data obtained from their campaigns that have already been aggregated with other advertisers’ campaign data. It would be difficult, if not impossible, to comply with these requests, and complying with these kinds of requests could cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from our customers’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertising customers, which could make our solutions less valuable, and, as a result, we may lose customers and our revenue may decline.

New laws and regulations applicable to Internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing laws and regulations, could harm our business.

Our business is conducted through the Internet and therefore, among other things, we are subject to the laws and regulations that apply to online businesses around the world. These laws and regulations are becoming more prevalent in the United States, Europe and elsewhere and may impede the growth of Internet marketing; and consequently our services. These regulations and laws may cover user privacy, data collection and protection, content, use of “cookies”, access changes, “net neutrality,” pricing, intellectual property, distribution, protection of minors, consumer protection and taxation.

Many areas of the law affecting the Internet remain largely unsettled, even in areas where there has been legislative action. This uncertainty can be compounded when services hosted in one jurisdiction are directed at users in another jurisdiction. Therefore, it is difficult to determine whether and how existing laws, such as those governing intellectual property, privacy and data collection and protection, libel, marketing, data security and taxation, apply to the Internet and our business.

If we fail to detect fraud or other actions that impact ad campaign performance, we could lose the confidence of advertisers or agencies, which would cause our business to suffer.

Our business relies on effectively and efficiently delivering advertising campaigns for advertisers. We may in the future be subject to fraudulent and malicious activities such as the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic. These activities could overstate the performance of any given ad campaign and could harm our reputation. It may be difficult to detect fraudulent or malicious activity because we do not rely solely on our own content and rely in part on publisher partners for controls with respect to such activity. While we routinely assess the campaign performance on our digital media properties’ websites and our partner publishers’ websites, such assessments may not detect or prevent fraudulent or malicious activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business. If we fail to detect fraud or other actions that impact the performance of our ad campaigns, we could lose the confidence of our advertisers or agencies, which could cause our business to suffer.

Technological errors and system failures could significantly disrupt our operations and cause us to lose clients.

Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to place advertisements, monitor the performance of advertising campaigns, manage our ad opportunities and content inventory and respond to advertiser, publisher, application developer and other partner needs. Our revenue depends on our ability to categorize video content, deliver ads and other content and target, as well as measure, ad campaigns on a real-time basis. Factors that may adversely affect the performance of our solutions include:

●	Inability to accurately process data and extract meaningful insights and trends;

●	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

●	Technical or infrastructure problems causing advertisements not to function, display properly or be placed next to inappropriate context;

●	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements; and

●	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

Sustained or repeated technological errors or system failures that interrupt our ability to deliver advertisements and provide access to our solutions, including technological failures affecting our ability to deliver advertising quickly and accurately and to process viewers’ responses to video content or fill publisher content requests, could significantly reduce the attractiveness of our solutions and reduce our revenue. Any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing technological errors and system failures. Any such technological errors or system failures could harm our ability to attract potential clients and retain and expand business with existing clients and, as a result, our business, financial condition and operating results could be adversely affected.

Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our ability to deliver advertising campaigns and impair our ability to meet our obligations to our partners, publishers and content providers.

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Although we test technologies before incorporating them into our solutions, we cannot guarantee that all of the technologies that we incorporate will not contain errors, bugs or other defects. Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign or other content, including serving an ad campaign in an incomplete or inaccurate manner. Any such failure, malfunction, or disruption in service could result in damage to our reputation, our clients withholding payment to us, advertisers, application developers, other partners, publishers, content providers or other partners making claims or initiating litigation against us, and our giving credits to our clients toward future services.

We depend on third party Internet and telecommunication providers to operate our business. Temporary failure of these services, including catastrophic or technological interruptions, would reduce our revenues and damage our reputation, and securing alternate sources for these services could significantly increase our expenses.

Each of our third party Internet and telecommunication providers may not continue to provide services to us without disruptions in services, at the current cost or at all. Moreover, as technology advances occur, we will need to upgrade our systems, infrastructure and technologies. Although there may be overlap between the companies that provide such services, any such disruption in services, even if temporary, may negatively impact our performance.

Our servers and communications systems could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these events could cause deterioration in performance or interruption in these systems, delays, loss of critical data and lost revenues. Further, because our California headquarters and server location site are in seismically active areas, earthquakes present a particular serious risk of business disruption.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

We collect, store and transmit advertising information relating to our audience, advertisers, application developers, publishers, content providers and other partners and we store information about our employees and the company (such as contracts and company confidential information). We take steps to protect the security, integrity and confidentiality of such information, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future. Security breaches, computer viruses or other harmful software code and computer hacking attacks could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities. In addition, if our security measures or those of our vendors are breached or unauthorized access to data otherwise occurs, our solutions may be perceived as not being secure and advertisers, application developers, publishers, content providers and other partners may reduce the use of or stop using our solutions, a government entity may bring a claim for inadequate data protection and our own employees may bring claims against our company for breaches of confidentiality. Any of the foregoing could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property as critical to our success. We strive to protect our intellectual property rights by relying on contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties with whom we conduct business in order to limit access to, and disclosure and use of, our intellectual property and proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. In addition, we have licensed in the past, and may license in the future, some of our proprietary rights to third parties. These licensees may take unauthorized actions that diminish the value of our proprietary rights or harm our reputation. We may, in the future, seek to protect our intellectual property in new ways, such as by registering our trademarks and copyrights or applying for patents for technology we develop. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Protecting our intellectual property through federal and state filings in the future may prove expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could significantly reduce demand for our solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

Our business may suffer if it is alleged or determined that our solutions or another aspect of our business infringes the intellectual property rights of others.

Companies in the online advertising industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. In the future, we may face claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. Such claims may be made by competitors or other parties. Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing patents or other intellectual property rights could:

●	subject us to significant liabilities for monetary damages, which may be tripled in certain instances, and the attorneys’ fees of others;

●	prohibit us from developing, commercializing or continuing to provide some or all of our solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all;

●	subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future advertisers, agencies, application developers, publishers, content providers and other partners;

●	result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solutions;

●	cause advertisers, agencies, application developers, publishers, content providers and other partners to avoid working with us;

●	divert the attention and resources of management and technical personnel; and

●	require technology or branding changes to our solutions that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.

We rely on data, other technology, and intellectual property licensed from other parties, the failure or loss of which could increase our costs and delay or prevent the delivery of our solutions.

We utilize various types of data, other technology, and intellectual property licensed from unaffiliated third parties in order to provide certain elements of our solutions. Licensed technology, data, and intellectual property may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with technology, data or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology or intellectual property. The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

Part of our overall growth strategy is to acquire businesses, personnel and technologies that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, partners and suppliers as a result of the integration of new businesses.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

We may need additional capital in the future to expand our marketing and sales and technology development efforts, to make acquisitions or to pay the $16,000,000 of deferred payment obligations to the Transferors under the Exchange Agreement, and to refinance our Term Loan obligations, which become due on January 28, 2019. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations.

Financing, if any, may be in the form of debt or additional sales of equity securities, including common or preferred stock. The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, would result in dilution to the current stockholders’ ownership.

Our results of operations and financial condition may be adversely impacted by worldwide economic conditions.

In the event that the United States and/or Europe experiences an economic downturn or the current economic climate worsens, our advertisers’ ability to spend on Internet advertising could be reduced. A reduction in spending on Internet advertising could reduce the use of our products and services, which would adversely impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, results of operations and financial condition.

Geo-political uncertainties and instabilities may have negative impacts on our ability to operate and/or grow.

As we expand our business globally, we depend on a stable geo-political environment in the regions in which we operate. Should there be instabilities in regions where we sell, wish to sell or have outsourced development operations, we may find it difficult to maintain or grow our business. As we expand our advertiser base to cover Asia, the Middle East, Africa and Latin America, geo-political instabilities could have an adverse impact on our business. Additionally, we outsource our technology development to an engineering firm located in Bosnia and Herzegovina. The region has a history of geopolitical unrest and should a period of instability ensue, our technology development capabilities could be jeopardized.

Risks Related to Our Company and Our Securities

The majority of our common stock is beneficially owned by certain former members of Propel Media, which makes it possible for them to determine the outcome of all matters submitted to our stockholders for approval. This control may be alleged to conflict with our interests and the interests of our other stockholders.

Certain former members of Propel Media, including Jared Pobre, our Chairman of the Board, own approximately 61.7% of our outstanding common stock. As a result of their stock ownership, these former members of Propel Media will be able to control all matters requiring approval by our stockholders, including, but not limited to:

●	the election of directors;

●	mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure; and

●	our liquidation, winding up and dissolution.

The interests of these former members of Propel Media may not be aligned with the interests of our other stockholders in these matters. In addition, this concentration of stock ownership may have a material adverse effect on the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. Such persons’ stock ownership also may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Furthermore, under the stockholders’ agreement entered into between these former members of Propel Media and us, as long as these former members own at least 50% of our outstanding common stock, they will have the right to designate a majority of the directors of our board and, as long as they own at least 20% of our outstanding common stock, they will have the right to designate at least 40% of the directors of our board. As a result of their right to designate a majority of the directors, these former members of Propel Media will have even greater influence over the management of our business.

We do not intend to pay cash dividends on our common stock in the foreseeable future. Accordingly, any return on your investment will occur only through appreciation of our common stock.

We have not paid any cash dividends on our common stock to date and do not anticipate paying dividends in the foreseeable future. We expect to retain earnings to finance the growth of our business. In addition, the Financing Agreement restricts our ability to pay dividends on our common stock. Therefore, any return on investments will only occur if the market price of our common stock appreciates.

An active public market for our common stock may not develop or be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.

Shares of our common stock are quoted on the OTCBB. However, an active public market for our common stock may not develop or be sustained, which could affect your ability to sell, or depress the market price of, our common stock. We are unable to predict whether an active trading market for our common stock will develop or will be sustained.

The public price and trading volume of our common stock may be volatile.

The price and volume of our common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

●	general market and economic conditions and market trends, including in the digital media advertising industry and the financial markets generally;

●	the political, economic and social situation in the United States, including privacy laws;

●	actual or expected variations in operating results;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments;

●	adoption of new accounting standards affecting the industry in which we operate;

●	operations and stock performance of competitors;

●	litigation or governmental action involving or affecting us or our subsidiaries;

●	recruitment or departure of key personnel;

●	purchase or sales of blocks of our common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable to us.

There can be no assurance that the price of our common stock will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance. The market prices of stock in technology and advertising companies have been especially volatile. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

We will have the ability to issue “blank check” preferred stock, which could affect the rights of holders of our common stock.

Our certificate of incorporation allows our board of directors to issue 1,000,000 shares of preferred stock and to set the terms of such preferred stock. The terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of our common stock.

The requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Prior to the Transactions, neither we nor Propel Media had any history operating as a public company. Following consummation of the Transactions, as a public company, we and our subsidiaries, including Propel Media, are required to comply with certain laws and regulations and reporting requirements that are not applicable to private companies, including the reporting obligations of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and other laws, regulations and rules of the SEC. In order to maintain compliance with these laws, rules and regulations, we must, among other things:

●	maintain a more comprehensive compliance function;

●	design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	establish and maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

●	prepare and file periodic and annual reports; and

●	disseminate material information about our company.

If we are unable to maintain compliance with our public reporting requirements or the other requirements that apply to public companies, we may be subject to sanction or investigation by the SEC. In addition, we incur significant expense to comply with these statutes, regulations and requirements, as a result of expenses associated with director and officer liability insurance, investor relations, audit work, legal counsel, regulatory requirements and the establishment and maintenance of heightened corporate governance measures and management oversight. In addition, compliance occupies a significant portion of our board of directors’ and management’s time.

Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of its financial statements, cause investors to lose confidence in our financial statements and have a material adverse effect on our business and stock price.

As a public company, our internal accounting controls, including those applicable to our subsidiaries, are required to meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board. Furthermore, we are required to include in this Form 10-K and in our future annual reports an assessment by our management of the effectiveness of our internal control over financial reporting and, if we cease to be a non-accelerated filer as defined under rules and regulations of the SEC, a report by our independent registered public accounting firm that attests to our internal control over financial reporting. The requirement for a report by our independent registered public accounting firm will apply starting with the annual report for the first year ending on or after December 31, 2015 in which we have a public float of at least $75,000,000 as of the end of the prior second fiscal quarter.

In performing the required tests under Section 404 of the Sarbanes-Oxley Act with respect to internal control over financial reporting, we may identify significant deficiencies or errors that we may not be able to remediate in time to meet our deadline for compliance. In such event, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or our independent registered public accounting firm may not be able or willing to issue a favorable assessment. If either our management is unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our future reporting obligations, which in turn could impact our ability to raise additional financing if needed in the future. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act with respect to internal control over financial reporting in a timely manner, we may also be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to our business.

We are not subject to certain corporate governance requirements applicable to listed companies.

Because our securities are not listed on a national securities exchange, we are not subject to corporate governance requirements that are applicable to listed companies. For instance, we are not required to have a majority of independent directors, a separate audit committee comprised entirely of independent directors or a separate compensation committee comprised entirely of independent directors. In addition, we are not required to have our board nominees selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the corporate governance requirements applicable to listed companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

.

None.

ITEM 2.	PROPERTIES.

Propel currently maintains its principal executive office at 2010 Main Street, Suite 900, Irvine, California. It leases 19,594 square feet at this location, at a rate of approximately $45,000 per month, pursuant to a lease that expires on September 30, 2018. Propel previously maintained its principal executive offices at 525 Washington Blvd, Suite 2620, Jersey City, New Jersey. Propel is in discussions with the landlord of the Jersey City location to terminate the lease. On March 11, 2016 Propel leased a smaller space in New York, New York.

We believe that our current facilities are suitable and adequate to meet our current needs and we believe that additional space is available, on commercially reasonable terms, as needed.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2015, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). The Company is not a signatory to the Note but Kitara Media did sign an August 31, 2010 Security Agreement (“Security Agreement”) pledging all of its accounts, cash and cash equivalents, chattel paper, contracts, deposit accounts, documents, equipment, fixtures, general intangibles, all other goods, all shares of capital stock of any companies it owned, all instruments including all promissory notes, all intellectual property, all insurance policies and all proceeds thereof, all inventory, all other investment property, all letter of credit rights, all other tangible and intangible personal property and all proceeds of any of the foregoing, as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with one of Kitara’s then wholly-owned subsidiaries, with Kitara Media surviving the merger and becoming a wholly-owned subsidiary of Kitara. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Intercreditor Agreement generally. The Court has not yet ruled on the merits of that challenge. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier this year. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims, and, in September 2015, the New York Supreme Court granted this motion for summary judgment. The claims asserted against Kitara were not among those addressed in Selling Source’s motion.

Based on these facts, Propel believes Intrepid’s claims are without merit and intend to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogating responses to Intrepid.

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

	Common Stock
	High	Low
Fiscal Year 2016:
First Quarter*	$0.24	$0.08
Fiscal Year 2015:
Fourth Quarter	$0.40	$0.20
Third Quarter	$0.40	$0.25
Second Quarter	$0.60	$0.26
First Quarter**	$3.00	$0.60

*	Through March 30, 2016.

**	Commencing February 4, 2015.

Holders

As of March 22, 2016, there were 112 holders of record of our common stock. We believe we have significantly more beneficial holders.

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

The following discussion and analysis of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by the words “anticipates,” “estimates,” “plans,”“believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions. The Company’s actual results and the actual course of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A, “Risk Factors” which are incorporated herein by reference.

General

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising including via its real-time, bid-based, online advertising platform called Propel Media Platform (formerly called Trafficvance). This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has over 1,400 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that we provide. In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has also developed a publisher-driven business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through traditional websites, and we serve the advertising in coordination with the publisher, network or exchange.

Reverse Merger With Kitara

The results of operations for the year ended December 31, 2015 include the operations of Kitara, which was acquired through the reverse merger on January 28, 2015. The results of operations for the year ended December 31, 2014 include only the results of operations for Propel Media.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	For the Year Ended December 31
	2015	2014

Revenues	$78,780,000	$89,461,000
Cost of revenues	34,123,000	41,865,000
Gross profit	44,657,000	47,596,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,883,000	10,867,000
Technology, development and maintenance	3,992,000	2,198,000
Marketing and promotional	102,000	366,000
General and administrative	3,070,000	2,407,000
Professional services	1,760,000	1,538,000
Depreciation and amortization	1,937,000	1,314,000

Impairment of intangible assets	301,000	-

Operating expenses	26,045,000	18,690,000

Operating income	18,612,000	28,906,000

Interest expense	(13,491,000)	(1,000)

Income before income tax benefit	5,121,000	28,905,000
Income tax benefit	30,590,000	-
Net income	$35,711,000	$28,905,000

Adjusted EBITDA (a non-GAAP measure)

Net Income	35,711,000	28,905,000
Depreciation and amortization	1,937,000	1,314,000
Impairment charges	301,000	-
Interest expense	13,491,000	1,000
Stock-based compensation expense	1,117,000	-
Taxes	(30,590,000)	-
Bank fees	310,000	-
Merger and other one-time expenses	1,114,000	938,000
Severance	559,000	-
Adjusted EBITDA (a non-GAAP measure)	23,950,000	31,158,000

Revenue

Consolidated revenue for the year ended December 31, 2015 decreased by $10,681,000, or 12%, to $78,780,000 as compared to $89,461,000 for the year ended December 31, 2014. This decline in revenue was net of the effect of approximately $17,584,000 of revenues recognized during the year ended December 31, 2015 from Kitara. The decrease in revenue was primarily due to:

1.	Competitive actions that created ad saturation and ad interference during the first half of the year. These competitive actions affected our ability to meet advertiser performance metrics. During the second quarter of 2015, we implemented measures to combat this challenge to the business which had the effect of stabilizing decline in revenues.

2.	Stricter guidelines imposed by Google on the acquisition of advertising consumers through download applications. This significantly affected our third party application partners who acquire their advertising consumers through this method. In turn, this caused a continued decline in their user bases. As a result, Propel revenue through these channels decreased from $37,480,000 for 2014 to $20,895,000. During the second quarter of 2015, we increased our media buying to attract new users to our owned and operated network. This action partially countered the loss of users experienced from our third party application partners. As a result, Propel revenue through these channels increased from $25,373,000 in 2014 to $36,449,000 in 2015.

3.	Policy changes from a major video exchange partner during Q4 disrupted our ability to continue to use this partner for video supply and operational technologies. This policy change required us to find other partners and to rely on our own technologies to resume serving our video advertisers. This disruption caused video revenues on the Propel Media platform to increase from $2,398,000 in Q3 to $2,560,000 in Q4 which was a 7% increase. Last year the revenue increased 26% from Q3 to Q4 due to holiday shopping.

In the fourth quarter of 2015, we introduced the following to partially offset the adverse effects of the factors described above:

1.	Native ad products which are content based ads that have an increasingly expanded presence in the ad product mix industrywide. Native ads represented $267,000 of revenue in the fourth quarter of 2015.

2.	The growth of Propel’s publisher syndication initiative which is an expansion of direct publisher relationships where the publishers’ native and video supply becomes available for our advertiser demand. Publisher syndication generated $2,176, 000 of revenue in the fourth quarter of 2015, as compared to $2,092,000 in the third quarter of 2015.

Gross Profit for the year ended December 31, 2015 decreased by $2,939,000 or 6.2% to $44,657,000 as compared to $47,596,000 for the year ended December 31, 2014. Gross Profit Percent improved to 57% from 53% as our user base shifted to our owned and operated network from third party application partners.

Operating income for the year ended December 31, 2015 decreased by $10,294,000 or 36% to $18,612,000 as compared to $28,906,000 for the year ended December 31, 2014. Operating income as a percentage of revenue decreased to 24% for the year ended December 31, 2015 from 32% for the year ended December 31, 2014. The decrease in operating income was due to the decrease in revenue as well as to the increase of expenses resulting from the reverse merger with Kitara.

Cost of Sales

Cost of Sales for the year ended December 31, 2015 decreased by $7,742,000, or 18%, to $34,123,000 as compared to $41,865,000 for the year ended December 31, 2014. This decline in cost of sales was net of the effect of approximately $9,770,000 of costs recognized during the year ended December 31, 2015 from Kitara. The decrease for the year ended December 31, 2015 was primarily due to the decreased revenue and the related costs for our third party application partners.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the year ended December 31, 2015 increased by $4,016,000, or 37% to $14,883,000 as compared to $10,867,000 for the year ended December 31, 2014. The increase for the year ended December 31, 2015 was primarily due to additional compensation for employees acquired from Kitara and staffing required on account of becoming a public company. Included in these amounts is stock based compensation expense of $1,117,000 and $0 for the year ended December 31, 2015 and 2014, respectively.

Other Costs and Operating Expenses

Other costs and operating expenses (technology development and maintenance, marketing and promotional, general and administrative, and professional services) for the year ended December 31, 2015 increased by $2,415,000 or 37%, to $8,924,000 as compared to $6,509,000 for the year ended December 31, 2014. The increase was principally due to additional operating expenses, including technology development and maintenance expenses, resulting from the reverse merger with Kitara, as well as the additional cost of becoming a public company.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2015 increased by $623,000, or 47%, to $1,937,000 as compared to $1,314,000 for the year ended December 31, 2014. The increase was principally a result of the additional assets acquired in connection with the reverse merger with Kitara.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA is determined by taking net income and adding interest, taxes, depreciation, amortization, impairment charges, stock-based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other one-time expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 33 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the year ended December 31, 2015 decreased by $7,208,000, or 23%, to $23,950,000 as compared to $31,158,000 for the year ended December 31, 2014. Overall the decrease in Adjusted EBITDA was principally due to the decrease in revenue and related gross profit and the additional operating expenses incurred as a result of the reverse merger with Kitara and the costs of becoming a public company.

Liquidity and Capital Resources

As of December 31, 2015, the Company’s cash on hand was $1,629,000 and the Company had a working capital deficit of $6,876,000. The Company recorded net income of $35,711,000 for the year ended December 31, 2015. The net income for the year ended December 31, 2015 reflected an income before income tax benefit of $5,121,000 and an income tax benefit of $30,590,000, consisting principally of the recording of deferred income tax assets of $31,735,000 on account of Propel Media’s change in income tax status to a C corporation on the effective date of the Reverse Merger.

Historically and through January 27, 2015, we relied on cash flows provided by operations to fund operations and operating obligations.

On January 28, 2015, we consummated the Transactions pursuant to the Merger Agreement and the Exchange Agreement, whereby we acquired Kitara in a reverse merger and became a public company. Simultaneously, we entered into the Financing Agreement with our lenders, Highbridge and PNC, under which we incurred debt as further explained below. On account of the Transactions, we paid cash of $80,000,000 to the Transferors at closing, cash of $3,337,000 to the Transferors in October 2015 to satisfy the obligations for the working capital adjustment, as well as reimbursed the Transferors in the amount of $867,000 for certain merger related expenses.

Pursuant to the Transactions and Financing Agreement, as of December 31, 2015, our indebtedness includes principally $74,531,000 for our Term Loan (bearing interest at approximately 10%) and $1,762,000 for our Revolving Loan (bearing interest at rates ranging from 7.0% to 9.5% per annum). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 of deferred payment obligations to the Transferors, and a $12,500,000 obligation to lenders in connection with the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the additional $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of December 31, 2015, the borrowing base under the Revolving Loan was approximately $5,614,000. After consideration of the outstanding balance of $1,762,000 under the revolving loan, there remained $3,852,000 available to be borrowed at December 31, 2015 under the Revolving Loan.

The Financing Agreement contains financial covenants that, among other things, (i) require us to maintain a total net leverage ratio (defined as of each calendar quarter end), as the ratio of certain debt on such date to Adjusted EBITDA (as defined in the Financing Agreement) for the trailing 12-month period). Under this covenant, we were required to maintain a Total Leverage Ratio of no more than 3.91:1.00 as of December 31, 2015. Our Total Leverage Ratio as of such date was 3.22:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in each of the next nine quarters, from 3.80:1.00 as of March 31, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter; (ii) limit the amount we may invest in capital improvements; (iii) limit the amount we may incur in additional debt; and (iv) require the delivery of certain periodic financial statements and an operating budget. As of December 31 2015, we were in compliance with the financial covenants.

We are currently in compliance with all covenants under the Financing Agreement and other loan documents.  However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail to meet such covenants.  Readers are cautioned to review the risks set forth in the section titled “Risk Factors” for information relating to the risks surrounding our continued compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through March 31, 2017.

Net cash provided by operating activities

Net cash provided by operating activities was $12,232,000 for the year ended December 31, 2015, compared to $30,106,000 for the year ended December 31, 2014. The decrease in cash provided for the year ended December 31, 2015 relative to the year ended December 31, 2014 was primarily due to the fact that operating income was $18,612,000 for the year ended December 31, 2015 compared to operating income of $28,906,000 for the year ended December 31, 2014. The decrease in operating income was due primarily to decreased revenue and increased operating expenses for year ended December 31, 2015 relative to the year ended December 31, 2014, as noted previously.

Net cash used in investing activities

Net cash provided by investing activities was $642,000 for the year ended December 31, 2015, compared to $1,226,000 used for the year ended December 31, 2014. The net cash provided by investing activities consisted principally of $1,901,000 acquired in the connection with the reverse merger with Kitara, offset by approximately $94,000 restricted cash and $1,165,000 for the purchases of property and equipment (primarily for internal software development and computer equipment).

Net cash used in financing activities

Net cash used in financing activities was $14,920,000 for the year ended December 31, 2015, compared to $29,257,000 for the year ended December 31, 2014. During the year ended December 31, 2015, cash flows from financing activities consisted principally of the financing through the Financing Agreement, offset by the amounts funded to the Transferors.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

Revenue recognition

We generate revenue from advertisers by serving our ads to a user audience consisting of our private owned and operated network, users of our application partners’ properties and users from our publisher driven traffic. In all cases, our revenue is generated when an advertisement is served by us or when a user action occurs based on the advertisement we served (i.e., a view, a click, a conversion action, etc.).  There is a specific transaction that triggers a billable instance

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Accordingly, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable. The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, our agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, we act as a principal in that we are the primary obligor to the advertiser customer.

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying consolidated balance sheets.

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

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. No impairment losses were recognized for the years ended December 31, 2015 or 2014.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $244,000 and $0 for the years ended December 31, 2015 and 2014, respectively, and is included in interest expense on the accompanying consolidated income statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2015, these controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial and principal accounting officer, we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive 2016 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered for the years ended December 31, 2015 and 2014.

	2015	2014
Audit fees	$220,420	$382,600
Audit-Related Fees	–	21,300
Tax Fees	40,000	56,100
All Other Fees	–	–

We currently do not have an audit committee. However, our board of directors has approved all of the services described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Report of Independent Registered Public Accounting Firm

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statements Schedules:

Consolidated Financial Statements:

(3)	Exhibits:

Exhibit No.	Description

2.1	Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC) and the members of Future Ads LLC (incorporated by reference from Annex B-1 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.2	First Amendment to Unit Exchange Agreement, dated as of December 23, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference from Annex B-2 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.3	Second Amendment to Unit Exchange Agreement, dated as of April 29, 2015, by and among Kitara Media Corp., Propel Media, Inc., Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2015).

2.4	Third Amendment to Unit Exchange Agreement, dated as of January 26, 2016, by and among Kitara Media Corp., Propel Media, Inc., Propel Media LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on January 28, 2016).

2.5	Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.) and Kitara Merger Sub, Inc. (incorporated by reference from Annex A to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.1	Certificate of Incorporation (incorporated by reference from Annex H to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

3.3	Bylaws (incorporated by reference from Annex I to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

Exhibit No.	Description

10.1	Services Agreement, dated as of December 1, 2008 and amended as of December 5, 2014, between Future Ads LLC and Bravo Studio d.o.o. (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-4/A filed on December 8, 2014).

10.2	Lease Agreement, dated as of December 10, 2008 and amended March 30, 2011, between Future Ads LLC and Sri Nine Main Plaza LLC (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-4/A filed on December 8, 2014).

10.3*	Ascend Acquisition Corp. 2012 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.29 to Kitara’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012).

10.4	Registration Rights Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., Selling Source, LLC and Robert Regular (incorporated by reference to Exhibit 10.1 to Kitara’s Current Report on Form 8-K filed with the SEC on July 5, 2013).

10.5*	Kitara Media Corp. 2013 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.5 to Kitara’s Current Report on Form 8-K filed with the SEC on December 4, 2013).

10.6	Lease Agreement, dated as of September 29, 2014, by and between Kitara Media, LLC and MEPT Newport Tower LLC (incorporated by reference to Exhibit 10.14 to Registrant’s Form S-4 filed on December 8, 2014).

10.7*	Separation Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.11 to Registrant’s Form S-4 filed on November 5, 2014).

10.8*	Consulting Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.9*	Amended and Restated Stock Option Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.10*	Propel Media, Inc. 2014 Long-Term Incentive Equity Plan (incorporated by reference from Annex C to Registrant’s Form S-4/A filed on January 22, 2015).

10.11*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on 4/15/15).

Exhibit No.	Description

10.12	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.13	Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.14	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.15	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.16	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.17*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Propel’s Current Report on Form 8-K filed with the SEC on February 6, 2015).

10.18*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Jared Pobre (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.19*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Robert Regular (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.20*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Marv Tseu (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

Exhibit No.	Description

10.21*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and David Shapiro (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

21.1	Subsidiaries of Propel Media, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2016.

PROPEL MEDIA, INC.

By:	/s/ Robert Regular
Robert Regular
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Regular	Chief Executive Officer and Director	March 30, 2016
Robert Regular	(Principal Executive Officer)

/s/ Howard Yeaton	Interim Chief Financial Officer (Principal	March 30, 2016
Howard Yeaton	Financial Officer and Principal Accounting Officer)

/s/ Jared Pobre	Chairman of the Board	March 30, 2016
Jared Pobre

/s/ Marv Tseu	President and Director	March 30, 2016
Marv Tseu

/s/ Jonathan J. Ledecky	Director	March 30, 2016
Jonathan J. Ledecky

/s/ Sam Humphreys	Director	March 30, 2016
Sam Humphreys

/s/ John Quelch	Director	March 30, 2016
John Quelch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Propel Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Propel Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ (deficit) equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propel Media, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 30, 2016

Propel Media, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
Assets	2015	2014

Current assets
Cash	$1,629,000	$3,675,000
Accounts receivable, net	7,559,000	8,054,000
Prepaid expenses	614,000	343,000
Total current assets	9,802,000	12,072,000

Property and equipment, net	2,525,000	2,034,000
Restricted cash	94,000	-
Intangible assets	188,000	-
Goodwill	2,869,000	-
Deferred tax assets, net	34,074,000	-
Other assets	56,000	56,000
Total assets	$49,608,000	$14,162,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,288,000	$3,540,000
Accrued expenses	2,485,000	4,184,000
Advertiser deposits	2,146,000	2,610,000
Obligations to transferors, current portion	-	650,000
Current portion of long-term debt	5,997,000	-
Revolving credit facility	1,762,000	-
Total current liabilities	16,678,000	10,984,000

Long-term debt, net	68,858,000	-
Obligations to transferors, less current portion, net	13,923,000	-
Other non-current liabilities	425,000	464,000
Note payable stockholder, non-current, net	106,000	-
Total liabilities	99,990,000	11,448,000

Stockholders' (Deficit) Equity
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 and 154,125,921, at December 31, 2015 and December 31, 2014, respectively	25,000	15,000
Additional paid-in capital	1,117,000	-
Accumulated (deficit) earnings	(51,524,000)	2,699,000
Total stockholders’ (deficit) equity	(50,382,000)	2,714,000
Total liabilities and stockholders' (deficit) equity	$49,608,000	$14,162,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014

Revenues	$78,780,000	$89,461,000
Cost of revenues	34,123,000	41,865,000
Gross profit	44,657,000	47,596,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,883,000	10,867,000
Technology, development and maintenance	3,992,000	2,198,000
Marketing and promotional	102,000	366,000
General and administrative	3,070,000	2,407,000
Professional services	1,760,000	1,538,000
Depreciation and amortization	1,937,000	1,314,000
Impairment of trade name	301,000	-

Operating expenses	26,045,000	18,690,000

Operating income	18,612,000	28,906,000

Interest expense	(13,491,000)	(1,000)

Income before income tax benefit	5,121,000	28,905,000
Income tax benefit	30,590,000	-
Net income	$35,711,000	$28,905,000

Net income per common share, basic and diluted	$0.15	$0.19

Weighted average number of common shares outstanding, basic and diluted	242,917,355	154,125,921

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp. (Unaudited):
Historical pre-tax net income before income taxes	$5,121,000	$28,905,000
Pro-forma income tax expense	1,993,000	11,533,000
Pro-forma net income	$3,128,000	$17,372,000

Unaudited pro-forma net income per common share - basic and diluted	$0.01	$0.11

Weighted average number of shares outstanding - basic and diluted	242,917,355	154,125,921

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Consolidated Statement of Stockholders' (Deficit) Equity

	Common stock		Additional Paid - In	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2014	154,125,921	$15,000	-	$3,322,000	$3,337,000

Distribution to shareholders - prior to reverse merger	-	-	-	(29,528,000)	$(29,528,000)

Net income	-	-	-	28,905,000	28,905,000

Balance, December 31, 2014	154,125,921	$15,000	-	$2,699,000	$2,714,000

Distribution to shareholders - prior to reverse merger	-	-	(1,024,000)	-	(1,024,000)

Reverse Merger with Kitara Media Corp.	95,884,241	10,000	7,990,000	-	8,000,000

Distribution to shareholders in cash - exchange agreement	-	-	(80,000,000)	-	(80,000,000)

Distribution to shareholders - working capital adjustment	-	-	(3,337,000)	-	(3,337,000)

Distribution obligation to Transferors	-	-	(12,696,000)	-	(12,696,000)

Distribution to shareholders - transaction fee reimbursements	-	-	(867,000)	-	(867,000)

Reclassification of deficit in additional paid-in capital to accumulated deficit	-	-	89,934,000	(89,934,000)	-

Stock based compensation - amortization of stock options	-	-	1,117,000	-	1,117,000

Net income	-	-	-	35,711,000	35,711,000

Balance, December 31, 2015	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$35,711,000	$28,905,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	483,000	12,000
Stock-based compensation	1,117,000	-
Depreciation and amortization	1,937,000	1,314,000
Loss from disposal of fixed assets	-	(2,000)
Accretion of debt premium	3,117,000	-
Amortization of debt discount	767,000	-
Amortization of debt issuance costs	244,000	-
Interest accrued on amount due to Transferors	1,227,000	-
Impairment of intangible assets	301,000
Deferred income taxes	(31,231,000)	-
Changes in assets and liabilities:
Accounts receivable	4,986,000	(1,827,000)
Prepaid expenses	(250,000)	(30,000)
Other assets	172,000	-
Accounts payable	(3,029,000)	2,967,000
Accrued expenses	(2,788,000)	(1,532,000)
Advertiser deposits	(493,000)	299,000
Other non-current liabilities	(39,000)	-
Net cash provided by operating activities	12,232,000	30,106,000

Cash Flows From Investing Activities
Restricted cash	(94,000)	-
Purchase of property and equipment	(1,165,000)	(1,230,000)
Proceeds from sale of property and equipment	-	4,000
Cash acquired in connection with the reverse merger with Kitara Media Corp.	1,901,000	-
Net cash provided by (used in) investing activities	642,000	(1,226,000)

Cash Flows From Financing Activities
Proceeds from term loan	78,120,000	-
Repayment of term loan	(6,469,000)	(69,000)
Repayment of Kitara Media Corp. line of credit	(1,539,000)	-
Repayment under line of credit	(77,044,000)	-
Borrowing under line of credit	78,806,000	-
Debt issuance costs	(916,000)	-
Distribution to Transferors - before reverse merger with Kitara Media Corp.	(1,674,000)	(29,188,000)
Distribution to Transferors - exchange	(80,000,000)	-
Distribution - working capital adjustment	(3,337,000)	-
Distribution to Transferors - transaction fee reimbursement	(867,000)	-
Net cash used in financing activities	(14,920,000)	(29,257,000)

Net decrease in cash	(2,046,000)	(377,000)

Cash
Beginning of year	3,675,000	4,052,000
End of year	$1,629,000	$3,675,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,724,630	$1,000

Income taxes	$1,063,000	$-

Non-cash investing and financing activities:
Distribution to transferors declared but not yet paid	$-	$340,000

Deferred Fixed Cash Payments to Transferors at fair value	$12,696,000	$-

Outstanding common stock of Kitara recognized at the date of the reverse merger	$8,000,000	$-

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$6,896,000	$-
Property and equipment, net	1,138,000	-
Deferred income taxes	2,843,000	-
Other assets	172,000	-
Intangible assets	614,000	-
Goodwill	2,869,000	-
Accounts payable and accrued expenses	(4,866,000)	-
Advertiser deposits	(29,000)	-
Revolving credit facility	(1,437,000)	-
Note payable - stockholder - current	(102,000)	-
Note payable - stockholder - long-term, net	(98,000)	-
Total purchase price	$8,000,000	$-

Non-cash consideration	$8,000,000	$-

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp	$8,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, was formed on October 7, 2014. On January 28, 2015, Propel consummated a “reverse business combination” with Propel Media LLC (“Propel Media”), formerly Future Ads LLC (“Future Ads”), a California limited liability company, the former members of Future Ads (“Transferors” or “Members”), and Kitara Media Corp. (“Kitara”), a Delaware corporation (the “Reverse Merger”) (See Note 3 – Reverse Business Combination and Recapitalization). Propel Media and Kitara are wholly owned subsidiaries of Propel (together with Propel, or the “Company”).

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising including via its real-time, bid-based, online advertising platform called Propel Media Platform (formerly called Trafficvance). This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has over 1,400 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that we provide. In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has also developed a publisher-driven business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through a traditional website, and we serve advertising units to the user in coordination with the publisher, network or exchange.

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the Transferors. Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel.

On January 28, 2015, in connection with the closing of the Reverse Merger, Propel, Kitara and Propel Media as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders,” Highbridge Principal Strategies, LLC (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

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

As a result of the Reverse Merger, the Transferors acquired a majority of Propel’s common stock and both Propel Media’s and Kitara’s officers became the officers and directors of Propel. For accounting purposes, the Reverse Merger has been treated as an acquisition of Kitara by Propel Media whereby Propel Media was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Propel Media. In connection with the Reverse Merger, the equity accounts of Propel Media have been restated on a recapitalization basis so that all equity accounts are now presented as if the member interest exchanged for shares of Propel Media common stock had occurred at the beginning of the earliest period presented.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Liquidity and Capital Resources

As of December 31, 2015, the Company’s cash on hand was $1,629,000 and the Company had a working capital deficit of $6,876,000. The Company recorded net income of $35,711,000 for the year ended December 31, 2015. The net income for the year ended December 31, 2015 reflected an income before income tax benefit of $5,121,000 and an income tax benefit of $30,590,000, consisting principally of the recording of deferred income tax assets of $31,735,000 on account of Propel Media’s change in income tax status to a C corporation on the effective date of the Reverse Merger (See Note 3). The Company has historically met its liquidity requirements through operations.

As of December 31, 2015, the borrowing base under the Revolving Loan was approximately $5,614,000. After consideration of the outstanding balance of $1,762,000 under the revolving loan, there remained $3,852,000 available to be borrowed at December 31, 2015 under the Revolving Loan.

Cash flows provided by financing activities for the year ended December 31, 2015 consisted of proceeds net of principal repayments of $71,651,000 from the issuance of the Term Loan and borrowings net of repayments of

$1,762,000 of the Revolving Loan. Cash flows used in financing activities for the year ended December 31, 2015 consisted of repayment of the revolving loan with Wells Fargo of $1,539,000, payment of debt issuance costs of $916,000, distributions to Transferors before the Reverse Merger of $1,674,000, distributions to Transferors in the Exchange (as defined below) of $80,000,000, distributions to Transferors as a transaction fee reimbursement of $867,000 and distributions to Transferors as a working capital adjustment of $3,337,000.

Pursuant to the Exchange Agreement, as amended, the Company is obligated on or prior to June 2019 to pay $10,000,000 (“$10,000,000 Deferred Obligation”) and $6,000,000 (“ $6,000,000 Deferred Payment”) obligations to the Transferors (See Note 4). Generally, provided that the Company raises sufficient proceeds in an equity transaction, or providing that the Company has sufficient available cash and the Company’s Lender consents to the payment, then the $10,000,000 Deferred Obligation, or a portion of the $10,000,000 Deferred Obligation, to Transferors will be paid in cash. Otherwise, the $10,000,000 Deferred Obligation, or the balance of the $10,000,000 Deferred Obligation not paid in cash to the Transferors, will be satisfied through the issuance of the Company’s common stock. To the extent the $10,000,000 Deferred Obligation is satisfied via the issuance of the Company’s common stock, such common stock shall be valued at the closing market price of the Company’s common stock as reported on Over-The-Counter Bulletin Board (“OTCBB”) or such other national securities exchange on which the Company’s common stock is listed or if not so listed on a national securities exchange such common stock shall be valued at the bid price on the over-the-counter bulletin board on the date prior to the date on which the $10,000,000 Deferred Obligation is paid to the Transferors.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through March 31, 2017.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies

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

Use of Estimates

The Company’s consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the forfeiture of customer deposits, the valuation allowance on deferred tax assets, valuation of goodwill and intangibles, recognition of revenue, the valuation of stock options, and the determination of the fair value of the net assets of Kitara acquired in connection with the reverse business.

Restricted Cash

Restricted cash as of December 31, 2015 and December 31, 2014 was $94,000 and $0, respectively. As of December 31, 2015, restricted cash is comprised of a cash deposit to collateralize a letter of credit issued in favor of a landlord.

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

The allowance for doubtful accounts as of December 31, 2015 and 2014 was $290,000 and $2,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Depreciation

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

Intangible Assets

In connection with the Company’s Reverse Merger with Kitara, the Company recorded intangible assets for a video library and domain and trade name for Healthguru.com. The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of income.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2015 and 2014, there were no impairment of capitalized software losses recognized.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

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

On January 28, 2015, in connection with the reverse merger with Kitara, the Company used both a discounted cash flows approach and a guideline companies’ model approach to estimate the current fair value of Kitara in connection with the reverse business combination of Kitara. The guideline companies’ method utilizes financial and market data on publicly traded securities of companies engaged in business pursuits similar to those of Kitara, from which prevailing investor attitudes and expectations are developed. Differences between the publicly traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, were applied to Kitara’s operating results to develop an indicative of value.

As of December 31, 2015, the Company evaluated goodwill for potential impairment. Pursuant to the accounting guidance, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The Company determined that there were adverse qualitative factors (financial trends and industry factors), and accordingly conducted the second step evaluation for potential impairment. As of December 31, 2015, the Company computed the implied fair value of goodwill and determined that such value was in excess of the carrying amount of goodwill. Based upon this evaluation, the Company concluded that there was no goodwill impairment as of December 31, 2015.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $244,000 and $0 for the years ended December 31, 2015 and 2014, respectively, and is included in interest expense on the accompanying consolidated income statements.

Advertiser Deposits

Advertiser deposits consist primarily of prepayment amounts on deposit from advertiser customers and are recorded as an advertiser deposit liability which represents deferred revenue. These deposits to the extent unused are contractually non-refundable if the advertiser elects not to continue with the Company’s services after 6 months of inactivity. However, the Company has a practice of providing refunds or reactivations to customers for which it does not have the contractual obligation to do so for business development purposes. Advertiser deposits which are not expected to be refunded or re-applied are deemed forfeited and at such time are recognized as revenue.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user audience consisting of the Company’s private owned and operated network, users of our application partners’ properties and users from our publisher driven traffic. In all cases, our revenue is generated when an advertisement is served by us or when a user action occurs based on the advertisement we served (i.e., a view, a click, a conversion action, etc.).  There is a specific transaction that triggers a billable instance

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition” (“ASC 605”). Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable. The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. To date, the Company’s agreements have not required a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer.

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying consolidated balance sheets.

Cost of Revenues

Publisher expenses and other service costs represent the costs of acquiring advertising consumers for the Company’s publisher network, revenue-sharing costs to third party application developer partners, publisher costs of third-party networks and properties, transaction costs, and commissions to sales representatives for advertising revenue. The majority of the publisher expense represents marketing expenses to obtain new users for the Company’s owned and operated properties and revenue-sharing costs to third party application developer partners. Acquisition costs of new users are incurred on the date the user joins as a Company owned and operated user or when a prospective user views an impression of the Company’s advertising, and are accordingly charged to earnings on those respective dates. The advertising revenue associated with a user is recognized as it occurs over the period in which such user is part of the Company’s owned and operated network. The Company allows an approved group of third party application developer companies to distribute the Company’s advertising to its users through a revenue-share arrangement. The Company charges to expense the collected revenue-sharing costs of advertising units to users of third party application developer companies when the impression, click or action occurs.

Leases

The Company has two office leases. The Company amortizes the total lease costs on a straight line basis over the minimum lease term. The Company leases computer hardware and software and office equipment with varying lease terms.

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. The Company incurred research and development costs of $3,992,000 and $2,198,000 for the years ended December 31, 2015 and 2014, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2015 and 2014;

For the Years Ended December 31,
	2015	2014
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	None over 10%	None over 10%

Accounts receivable	None over 10%	13% of accounts receivable

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

Cost of revenues	None over 10%	18%, and 15% of cost of revenues, or 33% of cost of revenues in the aggregate

Accounts payable	None over 10%	14% and 20% of accounts payable, or 34% of accounts payable in the aggregate

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of December 31, 2015 and 2014, the Company held cash balances in excess of federally insured limits.

The company extends credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

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

Income Taxes

Effective January 28, 2015, the Company completed its Reverse Merger, whereby Propel Media (a limited liability company) was deemed to be the accounting acquirer of Kitara (a C corporation). The historical financial statements were those of Propel Media. From the date of the Reverse Merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the Reverse Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to January 28, 2015.

This change in tax status to a taxable entity resulted in the recognition of a net deferred tax asset based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets at the date of the Reverse Merger. This resulted in a deferred tax benefit of $31,735,000 being recognized upon the consummation of the Reverse Merger, and was determined using an effective tax rate of 38.9%. This tax benefit was principally on account of a step up in basis of Propel Media for income tax purposes. There was no step up in basis for accounting purposes.

In connection with the Reverse Merger with Kitara, the Company recorded deferred tax assets of $2,843,000, representing principally net operating loss carryforwards (“NOL’s”).

The unaudited pro forma computation of income tax expense included in the consolidated statements of income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Net Income Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the year ended December 31, 2015, the Company excluded potential common shares resulting from the exercise of stock options (28,755,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. There were no potentially dilutive securities outstanding during the year ended December 31, 2014.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

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

The Company accounts for stock options granted to consultants pursuant to the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Stock-based compensation cost is measured at the grant date and at the end of each reporting period for unvested awards, based on the fair value of the award, and is recognized as expense over the consultant’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options granted to consultants are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustment at December 31, 2015, the Company utilized the closing price of the Company’s common stock, as published on the OTCBB, as an input to the Black Scholes option-pricing model for the fair value of its common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2015 through the date these consolidated financial statements were issued. Other than as disclosed in Notes 1, 4 and 10, management has concluded that there were no subsequent events that required disclosure in these consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted this standard effective December 31, 2015. Its adoption did not have a material effect on the Company’s consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, which clarified the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03. The Company adopted this standard effective December 31, 2015. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-16 on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company adopted this standard effective December 31, 2015. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Propel Media and Kitara consummated the Transactions.

Pursuant to the Exchange Agreement, as amended, the Members exchanged all of the outstanding Propel Media limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that enables the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, the $10,000,000 Deferred Obligation in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge on or about January 28, 2019, the $6,000,000 Deferred Payment in cash (the “Exchange”).

Pursuant to the Exchange Agreement, as amended on January 26, 2016, the $10,000,000 Deferred Obligation is payable in cash and/or stock not later than, June 30, 2019. The Company can pay the $10,000,000 Deferred Obligation from the raising of capital via an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Mr. Pobre, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock.

The consideration payable to the Members was subject to a post-closing adjustment based on the working capital and indebtedness of Propel Media and the working capital of Kitara. On October 30, 2015, the Company remitted $3,337,000 to the Transferors in full satisfaction of the post-closing working capital adjustment. The Company did not achieve the required EBITDA level in 2015 and accordingly no “earn out” payment was made with respect to such fiscal year.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The amounts paid to Transferors, as well as obligations incurred to the Transferors, were considered distributions of the recapitalized company, and as such, were charged to additional paid-in capital. The deficit in additional paid-in capital of $89,934,000 was transferred to accumulated (deficit) earnings.

The Company recorded the obligations for the $10,000,000 Deferred Payment and the $6,000,000 Deferred Payment, (in the aggregate, “Deferred Payments to Transferors”) to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. Upon the consummation of the Exchange, the Company recorded the fair value of the Deferred Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. During the year ended December 31, 2015, the Company recorded discount amortization of $1,227,000. The unamortized discount was $2,077,000 as of December 31, 2015.

Propel has agreed to reimburse the Transferors for all transaction expenses paid by Propel Media, its subsidiaries or the Transferors on or before the closing, and will assume all of their unpaid transaction expenses as of such date. During the year ended December 31, 2015, the Company paid $867,000 of these expenses to the Transferors.

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of December 31, 2015.

Obligations to Transferors
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000
Amount due January 28, 2019	6,000,000
Total, gross	16,000,000
Less: discount	(2,077,000)
Total, net	$13,923,000

As a result of the Transactions, the Transferors own 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara own the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

In connection with the Reverse Merger, the Company was deemed to have acquired the net assets of Kitara.

The following details the allocation of the purchase price consideration:

Cash	$1,901,000
Accounts receivable	4,974,000
Prepaid expenses and other current assets	21,000
Property and equipment, net	1,138,000
Deferred tax assets	2,843,000
Other assets	172,000
Intangible assets	614,000
Goodwill	2,869,000
Accounts payable and accrued expenses	(4,866,000)
Advertiser deposits	(29,000)
Revolving credit facility	(1,437,000)
Note payable – stockholder - current	(102,000)
Note payable – stockholder – long-term, net	(98,000)
Total	$8,000,000

Purchase price consideration	$8,000,000

The total fair value of the net assets of Kitara was determined by the Company to be $8,000,000 based on the consideration transferred.  The total consideration was based on the enterprise value of Kitara on January 28, 2015, based upon the Company’s valuation (See Note 2 – Goodwill).  During the year ended December 31, 2015, the Company adjusted its preliminary allocation of the purchase price consideration based on its year-end evaluation of the deferred tax assets. As such, the deferred tax assets were adjusted to $2,843,000 and goodwill was adjusted to $2,869,000 at December 31, 2015.

Of the amount of goodwill acquired in the Reverse Merger, approximately $967,000 is deductible for tax purposes. Furthermore, as part of the recapitalization of Propel Media, the Company recorded a “step-up” in tax basis, in which the Company recorded a tax-deductible step-up in the tax basis of Propel Media of approximately $83,337,000.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The boards of directors of Propel and Kitara and the members of Propel Media, respectively, cited the following reasons for the Reverse Merger: (i) Propel Media provided a strong technology platform, diverse advertiser base, diverse distribution base and experienced team, history and culture and (ii) Kitara’s need to diversify its operations and the low likelihood of Kitara diversifying through other acquisitions of any scale in light of Kitara’s limited available cash and its low share price. In addition, Propel assumed Kitara’s existing 2012 Long-Term Incentive Equity Plan (the “2012 Plan”) and its 2013 Long-Term Incentive Equity Plan (the “2013 Plan”), and all outstanding stock options thereunder. However, Propel has amended the plans so that no further awards may be issued thereunder. Propel also assumed the other outstanding options and warrants of Kitara, in each case in accordance with the terms of the respective securities.

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015 and January 1, 2014, respectively.

	For the Years Ended December 31,
	2015	2014
Revenues	$79,736,000	$110,409,000
Net income (loss)	$2,241,000	$(593,000)
Pro forma income per common share, basic and diluted	$0.01	$0.00
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 or January 1, 2014, nor are they necessarily indicative of future consolidated results.

Promissory Notes

In connection with the acquisition of Kitara, the Company assumed two notes payable to Mr. Regular, a shareholder and the Company’s Chief Executive Officer. The first note had a balance of $102,000 and was repaid immediately after the closing of the Reverse Merger. The second note has a face value of $200,000 with an annual interest rate of 1% that matures on January 1, 2023. The note will accrue interest and will be due at the time the note becomes due and payable.  As of December 31, 2015, the net outstanding balance on the note was $106,000 (net of a discount of $94,000). The Company calculated the discount at the acquisition date using a market rate of 10%. The note bears a below market interest rate of 1%. As such, the Company determined a market rate of 10% and recorded a discount which is being amortized over the remaining term of the loan. The market rate was determined based upon the interest rate of the Term Loan.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Property and Equipment, Net

Property and equipment, net, consists of the following:

	As of December 31,
	2015	2014
Leasehold improvements	$747,000	$747,000
Furniture and equipment	2,226,000	2,170,000
Computer software	6,150,000	3,952,000
	9,123,000	6,869,000
Less: Accumulated depreciation	(6,598,000)	(4,835,000)
	$2,525,000	$2,034,000

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,792,000 and $1,314,000, respectively.

Note 6 – Intangibles

Intangible assets consisted of the value received in connection with the Company’s Reverse Merger with Kitara, which included the video library which is being amortized over two years and the domain and trade names for Kitara which have been deemed to be perpetual. There were no intangible assets as of December 31, 2014.

Intangible assets are comprised of the following:

As of December 31, 2015
Trade name (indefinite life)	$20,000
Video library	313,000
Total Intangible Assets	333,000
Less: Accumulated amortization	(145,000)
Net	$188,000

Amortization expense for the years ended December 31, 2015 and 2014 was $145,000 and $0, respectively.

As of December 31, 2015, the Company recorded the full impairment in the amount of $301,000 for the trade name acquired in connection with the Reverse Merger with Kitara. There was no impairment during 2014.

The estimated future amortization expense of intangible assets is as follows:

For the year ended December 31,	Video Library
2016	$157,000
2017	11,000
Total	$168,000

Note 7 – Financing Agreement

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Financing Agreement, continued

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property, shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement provides for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded as interest expense accretion of the Deferred Fee of $3,117,000 during the year ended December 31, 2015. The balance of the accreted Deferred Fee of $3,117,000 is reflected within the Term Loan obligations on the consolidated balance sheet as of December 31, 2015.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $244,000 during the year ended December 31, 2015. The balance of the unamortized amortized debt issuance costs of $671,000 is reflected within the Term Loan obligations on the consolidated balance sheet as of December 31, 2015.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of December 31, 2015, the Company was in compliance with the covenants under the Finance Agreement.

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

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) rate (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. During the year ended December 31, 2015, interest on the Term Loan bore an effective interest rate of approximately 10.0% per annum.

The following represents the obligations outstanding as of December 31, 2015 under the Term Loan:

Term Loan
Principal	$74,531,000
Discounts	(2,793,000)
Accreted value through December 31, 2015 of the Deferred Fee ($12,500,000)	3,117,000
Net	74,855,000
Less: Current portion	(5,997,000)
Long-term portion	$68,858,000

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Financing Agreement, continued

Term Loan, continued

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2016	$7,000,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	74,531,000
Less: debt discount	(2,793,000)
Plus: accreted value through December 31, 2015 of the Deferred Fee ($12,500,000)	3,117,000
Total, net	74,855,000
Less: current portion	(5,997,000)
Long-term debt	$68,858,000

Revolving Loan

The Borrowers may borrow, repay and re-borrow the Revolving Loan prior to January 28, 2019, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base. As of December 31, 2015, the balance of the Revolving Loan was $1,762,000 and $3,852,000 was available for future borrowing. During the year ended December 31, 2015, interest on the Revolving Loan bore interest at interest rates ranging for 7.00% to 9.5% per annum.

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

Note 8 – Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Propel Media and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the years ended December 31, 2015 and 2014, totaled $2,735,000 and $3,029,000 respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying consolidated balance sheets and consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $3,000 and $400,000 as of December 31, 2015 and 2014, respectively, which are reported within accrued expenses in the consolidated balance sheets.

On January 28, 2015, in connection with the Reverse Merger, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the year ended December 31, 2015, the Company has incurred a total of $525,000 representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $7,000 as of December 31, 2015 and was included within accrued expenses in the consolidated balance sheet.

The Company has a note payable (note payable – stockholder) to the Company’s Chief Executive Officer (See Note 5).

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies

Operating leases

On December 10, 2008, the Company entered into a non-cancelable lease agreement for its Irvine, California office facility expiring on August 31, 2014. On March 30, 2011, the Company amended the agreement to substitute the premises for a new location and to extend the lease term to July 31, 2018. The lease agreement for the new office facility provides for increases in future minimum annual rental payments. The agreement requires the Company to pay its portion of certain executory costs (real estate taxes, insurance and repairs).

In connection with the acquisition of Kitara, the Company assumed the operating lease in Jersey City, New Jersey that commenced on September 30, 2014 for Kitara’s existing office space. The lease is for a total of 10,000 square feet of space and has an initial lease term of 66 months with the Company occupying the initial 7,500 square feet of space on September 30, 2014 at an initial monthly rent of $22,000. The lease inception date was March 1, 2015 for the remaining 2,500 square feet of space at an additional monthly rent of $8,000. Under each lease component, the lease provides for $0 cash rental payments for the first five months of their respective terms.

On October 30, 2015, the Company entered into an agreement with IMCD Holdings US Inc. to sublease approximately 2,779 square feet of the office space in its Jersey City, New Jersey location. The agreement has an initial lease term that expires March 30, 2020 with an initial monthly sublease rent of $8,337.

On March 11, 2016, the Company signed a new lease agreement for a New York, New York office location, with a monthly rental of $11,000. The Company is in discussions with the landlord to terminate its lease for the Jersey City, New Jersey location.

During the years ended December 31, 2015 and 2014, rent expense totaled $770,000 and $452,000, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreements:

Years Ending December 31,	Amount
2016	$927,000
2017	956,000
2018	836,000
2019	378,000
Thereafter	94,000
$3,191,000

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies, continued

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

Each of Messrs. Pobre and Regular is eligible to earn an annual bonus based on reaching individual and Company performance objectives to be defined by the Company’s board of directors over a reasonable time frame. Mr. Pobre’s bonus is targeted at a percentage set by the Company’s board of directors. Mr. Regular’s bonus is targeted at 50% of his base salary. Each of Messrs. Tseu and Shapiro is eligible to earn bonuses during the course of each year of his employment based on reaching individual and Company performance objectives in accordance with the existing quarterly bonus program of Propel Media. Under the quarterly bonus program, at the end of each fiscal quarter, the Company evaluates the financial performance of Propel Media and the performance of Messrs. Tseu and Shapiro and then calculates the bonuses for each Executive for such quarter.

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

Each of the Employment Agreements restricts the Executive from disclosing confidential information concerning the business of the Company. The Employment Agreements for Messrs. Pobre and Regular also contain customary restrictive covenants relating to noncompetition and no solicitation, which run for the term of the Employment Agreements and until January 28, 2017.

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. In management’s opinion other than as described below, there are no such matters that are expected to have a material adverse effect on the Company’s consolidated financial position or results of its operations.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies, continued

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2015, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). The Company is not a signatory to the Note but Kitara Media did sign an August 31, 2010 Security Agreement (“Security Agreement”) pledging all of its accounts, cash and cash equivalents, chattel paper, contracts, deposit accounts, documents, equipment, fixtures, general intangibles, all other goods, all shares of capital stock of any companies it owned, all instruments including all promissory notes, all intellectual property, all insurance policies and all proceeds thereof, all inventory, all other investment property, all letter of credit rights, all other tangible and intangible personal property and all proceeds of any of the foregoing, as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with one of Kitara’s then wholly-owned subsidiaries, with Kitara Media surviving the merger and becoming a wholly-owned subsidiary of Kitara. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Intercreditor Agreement generally.  The Court has not yet ruled on the merits of that challenge.  In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier this year. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims, and, in September 2015, the New York Supreme Court granted this motion for summary judgment. The claims asserted against Kitara were not among those addressed in Selling Source’s motion.

Based on these facts, Propel believes Intrepid’s claims are without merit and intend to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogating responses to Intrepid.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $187,000 and $176,000 during the years ended December 31, 2015 and 2014, respectively.

Note 11 – Income Taxes

Income tax benefit is as follows:

For the Year Ended December 31, 2015
Current
Federal	$500,000
State	141,000
Total current	641,000
Deferred
Federal	(25,570,000)
State	(5,661,000)
Total deferred	(31,231,000)
Total Income Tax Benefit	$(30,590,000)

The difference between the Company's effective income tax rate and the federal statutory corporate tax rate is as follows:

For the Year Ended December 31, 2015
Statutory federal tax rate	34.0%
State taxes, net of federal benefit	2.7%
Transaction costs	2.3%
Permanent differences:
Removal of Propel Media pre-merger book net income	(15.6%)
Change in income tax status of Propel Media	(619.0%)
Addition of Kitara pre-merger book net loss	(1.4%)
Other	0.4%
Total	(596.6%)

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Income Taxes, continued

Significant components of deferred tax assets and liabilities as of December 31, 2015 is as follows:

For the Year Ended December 31, 2015
Deferred tax assets
Intangible – Propel Media step-up	$30,195,000
Net operating loss carryforward	1,975,000
Accrued vacation	116,000
Amortization of intangibles	411,000
Non-qualified stock options	641,000
Bad debt	112,000
Debt amortization	1,203,000
Other	190,000
Gross deferred tax assets	34,843,000

Deferred tax liabilities
Amortization of intangibles	(435,000)
Depreciation	(334,000)
Gross deferred tax liabilities	(769,000)
Net deferred tax assets	$34,074,000

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5,808,000 which were acquired in connection with the acquisition of Kitara. Internal Revenue Code (“IRC”) Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a company.   Pursuant to IRC Section 382, changes in control occur when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. In connection with the acquisition of Kitara, the Company prepared an analysis under IRC Section 382 and determined that (i) there was a more than 50% ownership change on January 28, 2015 and (ii) that of the $8,200,000 acquired net operating losses, only $6,535,000 would be eligible for carryover to future periods.   The net operating losses are expected to expire in the years 2029 through 2034.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation

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

On March 6, 2015, the Board of Directors granted an option to purchase 750,000 shares of common stock to each of Messrs. Ledecky and Humphreys, each an independent director of the Company. The options, which were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation, continued

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

On May 20, 2015, the Board of Directors granted an option for the purchase of 350,000 shares of the Company’s common stock to John Quelch, an independent director of the Company. This option was granted under the 2014 Plan, has an exercise price of $0.55 per share and vests as to one-third of the underlying shares on the first anniversary of the grant and vesting as to the remainder of the underlying shares in eight equal quarterly installments over the following two years.

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

On November 3, 2015, the Board of Directors granted options for the purchase of 150,000 shares of the Company’s common stock to the Company’s employees. These options were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

On November 3, 2015, the Board of Directors granted options for the purchase of 190,000 shares of the Company’s common stock to the employees and consultants of the Technology Vendor. Each of these options was granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of these options vests as to one-quarter of the underlying shares on the anniversary of the date of the grant and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years.

In connection with the Reverse Merger, the Company assumed stock options for the purchase of 7,995,635 shares of the Company’s common stock that were previously granted to Kitara and were still outstanding as of January 28, 2015.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of activity under the 2014 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-	-
Options acquired in merger	7,995,635	0.29	0.14	3.7
Granted	22,175,000	0.55	0.25
Exercised	-	-	-	-
Forfeited, expired or cancelled	(1,415,635)	-	0.23	-
Outstanding at December 31, 2015	28,755,000	$0.48	$0.22	7.6	$40,000
Exercisable at December 31, 2015	4,088,765	$0.29	$0.14	2.5	$15,000

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTCBB on December 31, 2015. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

	Option Grants – Officers, Employees and Directors	Option Grants - Consultants	Option Grants – Consultants Mark-to-Market Adjustment at December 31, 2015
Stock price	$0.40 – 0.55	$0.40 – 0.55	$0.20
Exercise Price	$0.55	$0.55	$0.55
Dividend Yield	0%	0%	0%
Expected Volatility	54% - 62%	54% - 62%	62%
Risk-Free interest rate	1.56% - 1.87%	1.70% - 2.24%	1.70%
Expected life (in years)	6.11	10	9.18 - 9.84

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $1,117,000 and $0 for the years ended December 31, 2015 and 2014, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of income. Included in stock-based compensation expense is an adjustment to reduce expense by $225,000 to record a mark-to-market adjustment at December 31, 2015 of the unvested stock-options granted to consultants of the Company. As of December 31, 2015, the unamortized value of options was $4,629,000. As of December 31, 2015, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 3.3 years.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Equity

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

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of December 31, 2015, the Company had outstanding 250,010,162 shares of common stock.

Distributions to the Transferors

During the year ended December 31, 2015, prior to the Reverse Merger on January 28, 2015, the Company declared and paid a distribution to the Transferors of $1,024,000 representing distributions declared in the normal course of pre-merger operating activities. Following the Reverse Merger, the Company made distributions of $80,000,000 to the Transferors as part of the Exchange and on October 30, 2015, paid $3,337,000 for the working capital adjustment both charged to additional paid-in capital. In addition, the Company, charged additional paid in capital for the Company’s estimated obligation for the present value (fair value) of the deferred purchase price obligation of $12,696,000 and a distribution to the Transferors to reimburse the Transferors for merger related fee incurred prior to the closing of the date of the Reverse Merger of $867,000.

Note 14 – Profit Sharing Plan

The Company sponsors the Propel Media Incentive Profit Sharing Plan (the “Profit Sharing Plan”) for certain employees of the Company. The Profit Sharing Plan provides for discretionary bonuses based on the performance of the employee as well as the performance of the Company. Bonus expense for earned bonuses under the Profit Sharing Plan amounted to $1,459,000 and $2,885,000 for the years ended December 31, 2015 and 2014, respectively. The bonuses are included in “Salaries, commissions, benefits and related expenses” on the Company’s Consolidated Statements of Income. At December 31, 2015 and 2014, the accrued profit sharing bonuses were $416,000 and $479,000, respectively, and the amounts were included in accrued expenses within the consolidated balance sheets.

