Form 10-Q
period 2016-03-31
Propel Media, Inc.
filed 2016-05-13
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55360

PROPEL MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2133177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2010 Main Street, Suite 900 Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 251-0640

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2016, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash	$1,095,000	$1,629,000
Accounts receivable, net	6,692,000	7,559,000
Prepaid expenses	329,000	229,000
Prepaid income taxes	598,000	385,000
Total current assets	8,714,000	9,802,000

Property and equipment, net	2,201,000	2,525,000
Restricted cash	95,000	94,000
Intangible assets	20,000	188,000
Goodwill	2,869,000	2,869,000
Deferred tax assets, net	34,512,000	34,074,000
Other assets	56,000	56,000
Total assets	$48,467,000	$49,608,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,668,000	$4,288,000
Accrued expenses	3,205,000	2,485,000
Advertiser deposits	1,916,000	2,146,000
Current portion of long-term debt	6,020,000	5,997,000
Revolving credit facility	2,615,000	1,762,000
Total current liabilities	16,424,000	16,678,000

Long-term debt, less current portion, net	68,161,000	68,858,000
Obligations to transferors	14,125,000	13,923,000
Other non-current liabilities	379,000	425,000
Note payable stockholder, non-current, net	109,000	106,000
Total liabilities	99,198,000	99,990,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at March 31, 2016 and December 31, 2015	25,000	25,000
Additional paid-in capital	1,431,000	1,117,000
Accumulated deficit	(52,187,000)	(51,524,000)
Total stockholders’ deficit	(50,731,000)	(50,382,000)
Total liabilities and stockholders' deficit	$48,467,000	$49,608,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$15,323,000	$21,491,000
Cost of revenues	6,792,000	10,172,000
Gross profit	8,531,000	11,319,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,737,000	3,669,000
Technology, development and maintenance	1,106,000	889,000
Marketing and promotional	18,000	25,000
General and administrative	389,000	959,000
Professional services	324,000	737,000
Depreciation and amortization	621,000	385,000
Impairment of software and video library	183,000	-

Operating expenses	6,378,000	6,664,000

Operating income	2,153,000	4,655,000

Interest expense, net	(3,236,000)	(2,407,000)

(Loss) income before income tax benefit	(1,083,000)	2,248,000
Income tax benefit	420,000	31,324,000
Net (loss) income	$(663,000)	$33,572,000

Net (loss) income per common share, basic and diluted	$(0.00)	$0.15

Weighted average number of common shares outstanding, basic and diluted	250,010,162	221,244,890

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.:
Historical pre-tax net income before income taxes	$-	$2,248,000
Pro-forma income tax expense	-	897,000
Pro-forma net income	$-	$1,351,000

Unaudited pro-forma net income per common share - basic and diluted	$-	$0.01

Weighted average number of shares outstanding - basic and diluted	250,010,162	221,244,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)

Stock based compensation - amortization of stock options	-	-	314,000	-	314,000

Net loss	-	-	-	(663,000)	(663,000)

Balance, March 31, 2016	250,010,162	$25,000	$1,431,000	$(52,187,000)	$(50,731,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net (loss) income	$(663,000)	$33,572,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	(72,000)	3,000
Stock-based compensation	314,000	139,000
Depreciation and amortization	621,000	385,000
Accretion of debt premium	817,000	589,000
Amortization of debt discount	199,000	143,000
Amortization of debt issuance costs	63,000	42,000
Amortization of discount due to Transferors	202,000	220,000
Impairment of intangible assets and software	183,000	-
Deferred income taxes	(420,000)	(31,377,000)
Changes in assets and liabilities:
Accounts receivable	939,000	1,783,000
Prepaid income taxes	(213,000)	-
Prepaid expenses	(100,000)	(238,000)
Other assets	-	172,000
Accounts payable	(1,620,000)	305,000
Accrued expenses	700,000	(1,962,000)
Advertiser deposits	(230,000)	(12,000)
Other non-current liabilities	(46,000)	(36,000)
Net cash provided by operating activities	674,000	3,728,000

Cash Flows From Investing Activities
Restricted cash	1,000	(513,000)
Purchase of property and equipment	(312,000)	(235,000)
Cash acquired in connection with the reverse merger with Kitara Media Corp.	-	1,901,000
Net cash (used in) provided by investing activities	(311,000)	1,153,000

Cash Flows From Financing Activities
Proceeds from long-term debt	-	78,120,000
Repayment of long-term debt	(1,750,000)	(1,219,000)
Repayment of Kitara Media Corp. line of credit	-	(1,539,000)
Repayment under line of credit	(17,949,000)	(11,736,000)
Borrowing under line of credit	18,802,000	17,487,000
Debt issuance costs	-	(916,000)
Distribution to Transferors - before reverse merger with Kitara Media Corp.	-	(1,674,000)
Distribution to Transferors - exchange	-	(80,000,000)
Distribution to Transferors - transaction fee reimbursement	-	(733,000)
Net cash used in financing activities	(897,000)	(2,210,000)

Net (decrease) increase in cash	(534,000)	2,671,000

Cash
Beginning of period	1,629,000	3,675,000
End of period	$1,095,000	$6,346,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,960,000	$1,416,000

Income taxes	$182,000	$-

Non-cash investing and financing activities:
Deferred Fixed Cash Payments to Transferors at fair value	$-	$16,033,000
Distribution to Transferors declared but not yet paid	-	134,000
	-	16,167,000

Outstanding common stock of Kitara recognized at the date of the reverse merger	$-	$8,000,000

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$-	$6,896,000
Property and equipment, net	-	1,138,000
Deferred income taxes	-	2,843,000
Other assets	-	172,000
Intangible assets	-	614,000
Goodwill	-	2,869,000
Accounts payable and accrued expenses	-	(4,866,000)
Advertiser deposits	-	(29,000)
Revolving credit facility	-	(1,437,000)
Note payable - stockholder - current	-	(102,000)
Note payable - stockholder - long-term, net	-	(98,000)
Total purchase price	-	8,000,000

Non-cash consideration	-	8,000,000

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara
Media Corp	$-	$8,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, was formed on October 7, 2014. On January 28, 2015, Propel consummated a “reverse business combination” with Propel Media LLC (“Propel Media”), a California limited liability company, the former members of Propel Media (“Transferors” or “Members”), and Kitara Media Corp. (“Kitara”), a Delaware corporation (the “Reverse Merger” or the “Transactions”) (See Note 4 – Reverse Business Combination and Recapitalization). Propel Media and Kitara are wholly owned subsidiaries of Propel (together with Propel, the “Company”).

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has over 1,400 advertiser customers and serves millions of ads per day.

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

On January 28, 2015, Propel consummated the Transactions, as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the Transferors. Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel.

On January 28, 2015, in connection with the closing of the Reverse Merger, Propel, Kitara and Propel Media as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders.”

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

Recent developments

On April 26, 2016, the Company reduced its workforce by 20% (see Note 12). On April 27, 2016, the Company sold certain assets of its Health Guru business (see Note 12).

Note 2 - Liquidity and Capital Resources

As of March 31, 2016, the Company’s cash on hand was $1,095,000 and the Company had a working capital deficit of $7,710,000. The Company recorded a net loss of $663,000 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2016 reflected a loss before income tax benefit of $1,083,000 and an income tax benefit of $420,000. The Company has historically met its liquidity requirements through operations.

As of March 31, 2016, the borrowing base under the Revolving Loan was approximately $4,906,000. After consideration of the outstanding balance of $2,615,000 under the Revolving Loan, there remained $2,291,000 available to be borrowed at March 31, 2016 under the Revolving Loan.

Cash flows used in financing activities for the three months ended March 31, 2016 consisted of principal repayments of $1,750,000 from the issuance of the Term Loan. Cash flows provided by financing activities for the three months ended March 31, 2016 consisted of borrowings, net of repayments, of $853,000 of the Revolving Loan.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through May 2017.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the forfeiture of customer deposits, the valuation allowance on deferred tax assets, valuation of goodwill and intangibles, recognition of revenue, and the valuation of stock options.

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

The allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 was $180,000 and $290,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations. On March 31, 2016, based upon the decline of performance of the Health Guru operations, the Company recorded an impairment charge of $129,000 representing the remaining book value of the video library.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. On March 31, 2016, based upon the decline in performance of the Health Guru operations, the Company recorded an impairment charge of $54,000 to record the write off of the book value of Health Guru’s internally developed capitalized software.

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user audience consisting of the Company’s private owned and operated network, users of our application partners’ properties and users from our publisher driven traffic. In all cases, our revenue is generated when an advertisement is served by us or when a user action occurs based on the advertisement we served (i.e., a view, a click, a conversion action, etc.).  There is a specific transaction that triggers a billable instance.

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

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

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

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2016 and 2015;

For the Three Months Ended March 31,
	2016	2015
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%
Accounts receivable	10% of accounts receivable	None over 10%

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:
Cost of revenues	20% and 11% of cost of revenues, or 31% of cost of revenues in the aggregate	16.8% of cost of revenues from one vendor.
Accounts payable	None over 10%	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of March 31, 2016 and December 31, 2015, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Income Taxes

Effective January 28, 2015, the Company completed its Reverse Merger, whereby Propel Media (a limited liability company) was deemed to be the accounting acquirer of Kitara (a C corporation). The historical financial statements were those of Propel Media. From the date of the Reverse Merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the Reverse Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for the period prior to January 28, 2015.

The unaudited pro forma computation of income tax expense included in the consolidated statement of operations for the three months ended March 31, 2015, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been fully subject to U.S. federal and state income taxes as a corporation for all periods presented.

Except for the impact during the three months ended March 31, 2015 of recording the one-time tax benefit of $31,386,000, for the change in income tax status of Propel Media, income tax related to ordinary income in interim periods is computed at an estimated annual effective tax rate of 39%.

Net Income per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2016 and 2015, the Company excluded potential common shares resulting from the exercise of stock options (28,315,000 and 28,893,000 potential common shares, respectively) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2016 through the date these condensed consolidated financial statements were issued. Other than as disclosed in Notes 1, 8 and 12, management has concluded that there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be Achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted ASU 2014-15 effective January 1, 2016 and such adoption did not have a material impact on the Company’s financial position and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company has adopted ASU 2015-16 effective January 1, 2016 and such adoption did not have a material impact on the Company’s financial position and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning or after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Reverse Business Combination and Recapitalization

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

The Company recorded the obligations for the $10,000,000 Deferred Payment and the $6,000,000 Deferred Payment, (in the aggregate, “Deferred Payments to Transferors”) to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. On January 28, 2015, upon the consummation of the Exchange, the Company recorded the fair value of the Deferred Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. As discussed above, on January 26, 2016, pursuant to the Exchange Agreement, the transferors agreed to defer receipt of the $10,000,000 until June 2019. This extension of the timing to remit payment was evaluated for extinguishment accounting. The amendment was determined to be a modification for accounting purposes, and as such, the unamortized discount of $9,582,000 will be amortized over the remaining term of the obligation. As a result, subsequent to the amendment date, the effective interest rate on the obligation was reduced to 1.25%. During the three months ended March 31, 2016, the Company recorded discount amortization of $202,000. The unamortized discount was $1,875,000 as of March 31, 2016.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of March 31, 2016.

Obligations to Transferors
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000
Amount due January 28, 2019	6,000,000
Total, gross	16,000,000
Less: discount	(1,875,000)
Total, net	$14,125,000

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015.

For the Three Months Ended March 31,
2015
Revenues	$22,447,000
Net income	$921,000
Pro forma net income per common share, basic and diluted	$0.00
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 nor are they necessarily indicative of future consolidated results.

Note 5 - Intangibles

Intangible assets are comprised of the following:

	As of
	March 31, 2016	December 31, 2015
Domain and trade names (indefinite life)	$20,000	$20,000
Video library	-	313,000
Total Intangible Assets	20,000	333,000
Less: Accumulated amortization	-	(145,000)
Net	$20,000	$188,000

Intangible assets as of March 31, 2016 consists of the Propel Media trade name at a cost of $20,000. Amortization expense for the three months ended March 31, 2016 and 2015 was $39,000 and $28,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded amortization of the closing fee as interest expense of $199,000 and $143,000 during the three months ended March 31, 2016 and 2015, respectively. The balance of the closing fee original issue discount as of March 31, 2016 was $2,534,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheet. The Company recorded as interest expense accretion of the Deferred Fee of $817,000 and $589,000 during the three months ended March 31, 2016 and 2015, respectively. The balance of the accreted Deferred Fee as of March 31, 2016 was $3,934,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheet.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $63,000 and $42,000 during the three months ended March 31, 2016 and 2015, respectively. The balance of the unamortized amortized debt issuance costs of $608,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheet as of March 31, 2016.

As of March 31, 2016, the Company was in compliance with the covenants under the Financing Agreement.

Term Loan

The following represents the obligation outstanding as of March 31, 2016 under the Term Loan:

Term Loan
Principal	$72,781,000
Discounts	(2,534,000)
Accreted value through March 31, 2016 of the Deferred Fee ($12,500,000)	3,934,000
Net	74,181,000
Less: Current portion	(6,020,000)
Long-term portion	$68,161,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2016 (nine months)	$5,250,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	72,781,000
Less: debt discount	(2,534,000)
Plus: accreted value through March 31, 2016 of the Deferred Fee ($12,500,000)	3,934,000
Total, net	74,181,000
Less: current portion	(6,020,000)
Long-term debt	$68,161,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

Revolving Loan

As of March 31, 2016, the balance of the Revolving Loan was $2,615,000 and $2,291,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR rate for the interest period in effect for such Loan (but not less than 1%) (7.0% during the three months ended March 31, 2016), or (ii) the bank’s reference rate (9.5% during the three months ended March 31, 2016).

Note 7 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Propel Media and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended March 31, 2016 and 2015, totaled $737,000 and $589,000 respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $11,000 and $3,000 as of March 31, 2016 and December 31, 2015, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

On January 28, 2015, in connection with the Reverse Merger, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended March 31, 2016 and 2015 the Company has incurred a total of $58,000 and $200,000 representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $1,000 and $7,000 as of March 31, 2016 and December 31, 2015 and was included within accrued expenses in the condensed consolidated balance sheets.

The Company has a note payable (note payable – stockholder) to Mr. Regular, who was the Company’s Chief Executive Officer until April 30, 2016.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Commitments and Contingencies

Operating leases

On March 11, 2016, the Company signed a lease agreement for a New York, New York office location, with a month to month rental of $8,245 per month. On April 28, 2016, the Company gave its 30-day termination notice for this lease and accordingly, this lease will be terminated as of May 31, 2016.

On April 1, 2016, the Company terminated its Jersey City, New Jersey lease whereby the Company’s last rental payment for this lease was through March 31, 2016. In addition, as part of the lease termination, the Company paid to the landlord a termination fee of $95,330 and will pay its brokers $48,170 ($24,085 to be paid by June 1, 2016 and $24,085 to be paid by July 1, 2016). Lastly, as part of the lease termination, the Company transferred to the landlord the security deposit it received from its subtenant from the sublease agreement ($16,674).

During the three months ended March 31, 2016 and 2015, rent expense totaled $195,000 and $150,000, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2016 (nine months)	$429,000
2017	594,000
2018	458,000
$1,481,000

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. In management’s opinion other than as described below, there are no such matters that are expected to have a material adverse effect on the Company’s consolidated financial position or results of its operations.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at March 31, 2016, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Commitments and Contingencies, continued

Litigation, continued

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

Note 9 - Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $77,000 and $61,000 during the three months ended March 31, 2016 and 2015, respectively.

Note 10 - Stock-Based Compensation

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

Stock Option Award Activity

The following table is a summary of activity under the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	28,755,000	$0.48	$0.22	7.6	$40,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or canceled	(440,000)	-	0.24	-	-
Outstanding at March 31, 2016	28,315,000	0.48	$0.22	7.3	$30,000

Exercisable at March 31, 2016	9,372,516	$0.38	$0.18	5.8	$14,063

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Stock-Based Compensation, continued

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTCBB on March 31, 2016. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

	Option Grants – Consultants Mark-to-Market Adjustments for Options Vested as of March 6, 2016	Option Grants – Consultants Mark-to-Market Adjustments of Unvested Options as of March 31, 2016
Stock price	$0.24	$0.16
Exercise price	$0.55	$0.55
Dividend yield	0%	0%
Expected volatility	67%	67%
Risk-Free interest rate	1.70%	1.70%
Expected life (in years)	9.0	8.93-9.59

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $314,000 and $139,000 for the three months ended March 31, 2016 and 2015, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of March 31, 2016, the unamortized value of options was $4,051,000. As of March 31, 2016, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 2.6 years.

Note 11 - Executive Bonus Plan

The Company previously sponsored the Propel Media Incentive Profit Sharing Plan (the “Profit Sharing Plan”). Effective January 1, 2016, the Profit Sharing Plan was replaced with the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) for certain employees of the Company. The Executive Bonus Plan provides for discretionary bonuses based on the performance of the employee as well as the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $146,000 and $377,000 for the three months ended March 31, 2016 and 2015, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At March 31, 2016 and December 31, 2015, the accrued executive bonuses were $146,000 and $416,000 respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 - Subsequent Events

Reduction in Force and Management Restructuring

On April 26, 2016, Propel began notifying its employees about plans to reduce the Company's workforce by 20% percent. The notifications were completed on April 27, 2016. These actions were part of a strategic plan designed to improve operational and cost efficiency. For the most part, our employee reductions were in the Company’s publisher driven business. We intend to de-emphasize that business unit and will transfer its responsibilities to the remaining employees of the Company.

Effective April 22, 2016, the Company entered into a separation agreement with Mr. Regular, who until April 30, 2016 served as the Company’s Chief Executive Officer. Pursuant to the separation agreement, the Company will pay Mr. Regular (i) $536,986 in 12 monthly installments, (ii) all valid expense reimbursements through April 30, 2016, and (iii) all accrued but unused vacation pay through April 30, 2016. In addition, an option to purchase 2,400,000 shares at $0.20 per share held by Mr. Regular will fully vest and be exercisable until June 30, 2018 and an option to purchase 2,100,000 shares at $0.55 per share held by Mr. Regular will fully vest and be exercisable until April 30, 2017. The employment agreement, as modified by the separation agreement, will restrict Mr. Regular from disclosing confidential information concerning the business of the Company, will contain customary restrictive covenants relating to noncompetition and non-solicitation, which continue to run until January 28, 2017, and Mr. Regular has agreed to release and waive all claims against the Company.

On April 26, 2016, the Company also entered into an amendment (the “Amendment”) to the employment agreement, dated as of March 5, 2015, as amended, with David Shapiro, Chief Operating Officer. The Amendment increases Mr. Shapiro’s base salary from $320,000 to $350,000, effective as of May 1, 2016.

Sale of Health Guru Operations

On April 27, 2016, the Company sold certain assets of its Health Guru business. Pursuant to the purchase and sale agreement:

a)	The Company received a cash payment of $54,000 at closing.
b)	The Company is eligible to receive contingent consideration consisting of:

a.	Upon each closing of a capital raise from an outside third party conducted by the purchaser for the Health Guru business, up to $200,000 in the aggregate among all such closings, provided that only 5% of the net proceeds (after deducting commissions and expenses) from any such raise shall be used to satisfy this payment obligation.
b.	Quarterly payments over the 36 months following the closing date equal to 50% of the quarterly profits generated in full, or in part, by the assets, provided that such payments shall not exceed $2,000,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Propel,” the “Company” and “we,” “our” and “us” are to Propel Media, Inc. and its Subsidiaries. References herein to “Propel Media” are to Propel Media LLC, a wholly owned subsidiary of Propel, and its subsidiaries. References herein to “Kitara” are to Kitara Media Corp., a wholly owned subsidiary of Propel, and its subsidiaries.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These forward-looking statements include, but are not limited to, statements relating to Propel’s strategy, its future financial and operating results and its plans, objectives, expectations and intentions and all other statements that are not historical facts. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, as well as the following factors: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; inability to effectively comply with the policies and procedures of Google, Microsoft and other leading industry companies; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that Propel provides. In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has also developed a publisher-driven business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through traditional websites, and Propel serves the advertising in coordination with the publisher, network or exchange.

Propel’s principal executive office is located at 2010 Main Street, Suite 900, Irvine, CA 92614. Its telephone number at that location is (949) 251-0640.

Recent Events

In April 2016, the Company commenced a strategic plan designed to improve operational and cost efficiency through reducing its workforce by 20%. The majority of its employee reductions were in the Company’s publisher-driven business. The Company believes that it can manage this business unit with fewer people by integrating it with other functions of the business. In connection with this reduction, the Company entered into a separation agreement with Robert Regular, its then Chief Executive Officer, on April 30, 2016. Marv Tseu assumed Mr. Regular’s role as the Company’s Chief Executive Officer and ceased being its President. In addition, David Shapiro became the Company’s Chief Operating Officer and Secretary and ceased being its Chief Corporate Development Officer and General Counsel. In connection with this workforce reduction and the separation agreement with Mr. Regular, the Company expects to report a charge during the three months ending June 30, 2016 of approximately $1,309,000, consisting of cash severance payments of approximately $820,000 and non-cash charges for the acceleration of stock-based compensation awards of approximately $489,000. The Company expects cost savings from these actions to exceed the costs incurred.

In addition, on April 27, 2016, the Company sold substantially all of the assets of its Health Guru business for a cash payment of $54,000 and the rights to receive certain future contingent consideration.

Reverse Merger with Kitara

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc., which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (the “Transferors”). Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel. For accounting purposes, the Transactions have been treated as an acquisition of Kitara by Propel Media whereby Propel Media was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Propel Media.

The results of operations for the three months ended March 31, 2016 include the operations of Kitara, which was acquired through the Transactions on January 28, 2015. The results of operations for the three months ended March 31, 2015 include the results of operations for Kitara only since January 28, 2015.

Results of Operations

Three Months Ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
	2016	2015

Revenues	$15,323,000	$21,491,000
Cost of revenues	6,792,000	10,172,000
Gross profit	8,531,000	11,319,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,737,000	3,669,000
Technology, development and maintenance	1,106,000	889,000
Marketing and promotional	18,000	25,000
General and administrative	389,000	959,000
Professional services	324,000	737,000
Depreciation and amortization	621,000	385,000
Impairment of software and video library	183,000	-

Operating expenses	6,378,000	6,664,000

Operating income	2,153,000	4,655,000

Interest expense	(3,236,000)	(2,407,000)

(Loss) income before income tax benefit	(1,083,000)	2,248,000
Income tax benefit	420,000	31,324,000
Net (loss) income	$(663,000)	$33,572,000

Adjusted EBITDA (a non-GAAP measure)

Net (loss) income	$(663,000)	$33,572,000
Depreciation and amortization	621,000	385,000
Impairment charges	183,000	-
Interest expense	3,236,000	2,407,000
Stock-based compensation expense	314,000	139,000
Taxes	(420,000)	(31,324,000)
Bank fees (credits)	(56,000)	409,000
Merger and other one-time expenses	13,000	803,000
Severance	-	454,000
Adjusted EBITDA (a non-GAAP measure)	$3,228,000	$6,845,000

Revenue

Consolidated revenue for the three months ended March 31, 2016 decreased by $6,168,000, or 29%, to $15,323,000 as compared to $21,491,000 for the three months ended March 31, 2015. The decrease in revenue was principally due to the decrease of revenue attributable to third party application partners throughout 2015 due to systemic industry changes in the third party application partners’ business model. Revenue attributable to third party application partners decreased more than the overall revenue decrease for the period but such decrease was partially offset by increased revenue from the Company’s owned and operated properties. The Company has placed a significant emphasis in media buying to grow its higher quality owned and operated network thus lessening its dependency on lower quality third party application partners.

Gross profit for the three months ended March 31, 2016 decreased by $2,788,000 or 25% to $8,531,000 as compared to $11,319,000 for the three months ended March 31, 2015. This decrease was principally due to the decrease in revenue and the increase in media buying expenses incurred to grow our owned and operated user base. Gross profit percentage improved to 56% from 53%, as the Company increased its focus on growing its more profitable owned and operated user base in light of the decline in revenue contribution from its third party application partner business.

Operating income for three months ended March 31, 2016 decreased by $2,502,000 or 54% to $2,153,000 as compared to $4,655,000 for the three months ended March 31, 2015. Operating income as a percentage of revenue decreased to 14% for the three months ended March 31, 2016 from 22% for the three months ended March 31, 2015. The decrease in operating income was principally due to the erosion of gross profit.

Cost of sales

Cost of sales for the three months ended March 31, 2016 decreased by $3,380,000, or 33%, to $6,792,000 as compared to $10,172,000 for the three months ended March 31, 2015. The decrease for the quarter ended March 31, 2016 was primarily attributed to the decreased amounts paid to our third party application partners in light of the erosion of their user bases and the resulting decline in revenue through these partners, which was partially offset by increased media buy spending to grow our owned and operated user base.

Salaries, commissions, benefits and related Expenses

Salaries, commissions, benefits and related expenses for the three months ended March 31, 2016 increased by $68,000, or 2% to $3,737,000 as compared to $3,669,000 for the three months ended March 31, 2015. The increase for the first quarter ended March 31, 2016 was primarily due to additional stock based compensation expense of approximately $175,000.

Technology, development and maintenance Expenses

Technology, development and maintenance expenses for the three months ended March 31, 2016 increased by $217,000 or 24%, to $1,106,000 as compared to $889,000 for the three months ended March 31, 2015. The increase was principally due to additional technology spending in the first quarter of 2016 to support our revenue growth and media buy initiatives.

Other Costs and Operating Expenses

Other costs and operating expenses (marketing and promotional, general and administrative, and professional services) for the three months ended March 31, 2016 decreased by $990,000 or 58%, to $731,000 as compared to $1,721,000 for the three months ended March 31, 2015. The decrease was principally due to lower legal, accounting and tax service fees during the three months ended March 31, 2016. The higher professional fees incurred during 2015 were principally in conjunction with the Transactions and the initial public company obligations.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2016 increased by $236,000, or 61%, to $621,000 as compared to $385,000 for the three months ended March 31, 2015. The increase was principally a result of the additional software capitalized and depreciated in connection with the Company’s ongoing technology development.

Impairment of software and intangible assets

Impairment charges for the three months ended March 31, 2016 was $183,000 compared to $0 for the three months ended March 31, 2015. The impairment was a result of writing off the carrying amounts of Health Guru’s software and video library due to declines in the performance of the related business. Management concluded that this impairment charge was necessary in connection with its preparation of the accompanying financial statements.

Net loss

The net loss for the three months ended March 31, 2016 was $663,000, as compared to net income of $33,572,000 for the three months ended March 31, 2015. Loss before income tax benefit was $1,083,000 for the three months ended March 31, 2016, as compared to income before income tax of $2,248,000 for the three months ended March 31, 2015. The decrease in the income before income tax benefit of $3,331,000 during the 2016 quarter was principally on account of a decline in gross profit of $2,788,000 and an increase in interest expense of $829,000. The income tax benefit for the three months ended March 31, 2015 included one-time benefit of $31,386,000 for the change in income tax status of Propel Media.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 24 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended March 31, 2016 decreased by $3,617,000, or 53%, to $3,228,000 as compared to $6,845,000 for the three months ended March 31, 2015. Overall the decrease in Adjusted EBITDA was principally due to the decrease in revenue and related gross profit.

Liquidity and Capital Resources

As of March 31, 2016, the Company’s cash on hand was $1,095,000 and the Company had a working capital deficit of $7,710,000. The Company recorded a net loss of $633,000 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2016 reflected a loss before income tax benefit of $1,083,000 and an income tax benefit of $420,000.

Historically and through May 2016 we have relied on cash flows provided by operations to fund operations and operating obligations.

We are party to a financing agreement (“Financing Agreement”) with Kitara and Propel Media, as borrowers, certain of their subsidiaries, as guarantors, and certain financial institutions, as lenders (the “Lenders”). The Financing Agreement provides us with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan”).

As of March 31, 2016, our indebtedness includes principally $72,781,000 for our Term Loan (bearing interest at approximately 10%) and $2,615,000 for our Revolving Loan (bearing interest at rates 7.0% per annum for Libor loans and 9.5% per annum for reference rate loans). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the Exchange Agreement) of deferred payment obligations to the Transferors, and a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the additional $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of March 31, 2016, the borrowing base under the Revolving Loan was approximately $4,906,000. After consideration of the outstanding balance of $2,615,000 under the Revolving Loan, there remained $2,291,000 available to be borrowed at March 31, 2016 under the Revolving Loan.

The Financing Agreement contains a financial covenant that requires us to maintain a specified total net leverage ratio as of each calendar quarter end. The total net leverage ratio as of any such date is defined as the ratio of certain debt on such date to Adjusted EBITDA (as defined in the Financing Agreement) for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 3.80:1.00 as of March 31, 2016. Our total leverage ratio as of such date was 3.71:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The total leverage ratio that we must maintain decreases in each of the next eight quarters, from 3.53:1.00 as of June 30, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter; The Financing Agreement contains other covenants, as well, including covenants that (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

We are currently in compliance with all covenants under the Financing Agreement and other loan documents.  However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail to meet such covenants.  Readers are cautioned to review the risks set forth in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016, for information relating to the risks surrounding our continued compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through May 2017.

Net cash provided by operating activities

Net cash provided by operating activities was $674,000 for the three months ended March 31, 2016, compared to $3,728,000 for the three months ended March 31, 2015, a decrease of $3,054,000. The decrease in cash provided by operating activities was primarily due to the reduction of $2,502,000 in operating income but also on account of a reduction of $844,000 in the change in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities was $311,000 for the three months ended March 31, 2016, compared to $1,153,000 provided by investing activities for the three months ended March 31, 2015. The net cash used in investing activities for the three months ended March 31, 2016 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment.

Net cash used in financing activities

Net cash used in financing activities was $897,000 for the three months ended March 31, 2016, as compared to $2,210,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, cash flows used in financing activities consisted of a $1,750,000 principal reduction of the Term Loan offset by a net increase of $853,000 in the Revolving Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 2 of the condensed consolidated financial statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter described in Note 8 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, which description is incorporated herein by reference, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Third Amendment, dated as of January 26, 2016, to the Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Propel Media, Inc., formerly known as Kitara Holdco Corp., Propel Media LLC, formerly known as Future Ads LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: May 13, 2016	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: May 13, 2016	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

