Form 10-Q
period 2016-06-30
Propel Media, Inc.
filed 2016-08-12
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐ No ☒

As of August 12, 2016, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash	$607,000	$1,629,000
Accounts receivable, net	5,767,000	7,559,000
Prepaid income taxes	598,000	385,000
Prepaid expenses and other current assets	230,000	229,000
Total current assets	7,202,000	9,802,000

Property and equipment, net	1,923,000	2,525,000
Restricted cash	1,000	94,000
Intangible assets	20,000	188,000
Goodwill	2,869,000	2,869,000
Deferred tax assets, net	34,495,000	34,074,000
Other assets	56,000	56,000
Total assets	$46,566,000	$49,608,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,992,000	$4,288,000
Accrued expenses	2,870,000	2,485,000
Advertiser deposits	1,499,000	2,146,000
Current portion of long-term debt	6,043,000	5,997,000
Note payable stockholder	5,000	-
Revolving credit facility	956,000	1,762,000
Total current liabilities	14,365,000	16,678,000

Long-term debt, less current portion, net	67,449,000	68,858,000
Obligations to transferors	14,268,000	13,923,000
Note payable stockholder, non-current, net	-	106,000
Other non-current liabilities	232,000	425,000
Total liabilities	96,314,000	99,990,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at June 30, 2016 and December 31, 2015	25,000	25,000
Additional paid-in capital	2,288,000	1,117,000
Accumulated deficit	(52,061,000)	(51,524,000)
Total stockholders’ deficit	(49,748,000)	(50,382,000)
Total liabilities and stockholders' deficit	$46,566,000	$49,608,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$15,578,000	$19,455,000	$30,902,000	$40,946,000
Cost of revenues	5,812,000	10,014,000	12,604,000	20,186,000
Gross profit	9,766,000	9,441,000	18,298,000	20,760,000

Operating expenses:
Salaries, commissions, benefits and related expenses	4,183,000	3,550,000	7,921,000	7,219,000
Technology, development and maintenance	1,098,000	1,031,000	2,203,000	1,920,000
Sales and marketing	31,000	7,000	49,000	32,000
General and administrative	612,000	513,000	1,001,000	1,472,000
Professional services	255,000	590,000	579,000	1,327,000
Depreciation and amortization	577,000	438,000	1,198,000	823,000
Impairment of software and video library	-	-	183,000	-

Operating expenses	6,756,000	6,129,000	13,134,000	12,793,000

Operating income	3,010,000	3,312,000	5,164,000	7,967,000

Other income (expense):
Interest expense, net	(2,952,000)	(3,937,000)	(6,188,000)	(6,344,000)
Gain from extinguishment of debt	106,000	-	106,000	-
Other income	18,000	-	18,000	-
Total other income (expense)	(2,828,000)	(3,937,000)	(6,064,000)	(6,344,000)

Income (loss) before income tax (expense) benefit	182,000	(625,000)	(900,000)	1,623,000
Income tax (expense) benefit	(56,000)	701,000	363,000	32,025,000
Net income (loss)	$126,000	$76,000	$(537,000)	$33,648,000

Net income (loss) per common share	$0.00	$0.00	$(0.00)	$0.14

Weighted average number of common shares outstanding	250,010,162	250,010,162	250,010,162	235,706,988

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.:
Historical pre-tax net (loss) income before income taxes	$-	$(625,000)	$-	$1,623,000
Pro-forma income tax benefit (expense)	-	249,000	-	(648,000)
Pro-forma net (loss) income	$-	$(376,000)	$-	$975,000

Unaudited pro-forma net (loss) income per common share - basic and diluted	$-	$(0.00)	$-	$0.00

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	235,706,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)
Stock based compensation - amortization of stock options	-	-	1,171,000	-	1,171,000

Net loss	-	-	-	(537,000)	(537,000)

Balance, June 30, 2016	250,010,162	$25,000	$2,288,000	$(52,061,000)	$(49,748,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net (loss) income	$(537,000)	$33,648,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	78,000	139,000
Stock-based compensation	1,171,000	544,000
Depreciation and amortization	1,198,000	823,000
Loss on sale of Health Guru	1,000	-
Gain from extinguishment of debt	(106,000)	-
Accretion of debt premium	1,625,000	1,435,000
Amortization of debt discount	393,000	353,000
Amortization of debt issuance costs	124,000	114,000
Amortization of discount due to Transferors	345,000	544,000
Impairment of intangible assets and software	183,000	-
Deferred income taxes	(403,000)	(31,481,000)
Changes in assets and liabilities:
Accounts receivable	1,688,000	3,596,000
Prepaid expenses and other current assets	(213,000)	(1,691,000)
Other assets	-	194,000
Accounts payable	(1,251,000)	(946,000)
Accrued expenses	366,000	(3,016,000)
Advertiser deposits	(648,000)	83,000
Other non-current liabilities	(194,000)	(71,000)
Net cash provided by operating activities	3,820,000	4,268,000

Cash Flows From Investing Activities
Restricted cash	94,000	(513,000)
Purchase of property and equipment	(630,000)	(514,000)
Cash acquired in connection with the reverse merger with Kitara Media Corp.	-	1,901,000
Net cash (used in) provided by investing activities	(536,000)	874,000

Cash Flows From Financing Activities
Proceeds from long-term debt	-	78,120,000
Repayment of long-term debt	(3,500,000)	(2,969,000)
Repayment of Kitara Media Corp. line of credit	-	(1,539,000)
Repayment under line of credit	(39,816,000)	(33,649,000)
Borrowing under line of credit	39,010,000	36,845,000
Debt issuance costs	-	(916,000)
Distribution to Transferors - before reverse merger with Kitara Media Corp.	-	(1,674,000)
Distribution to Transferors - exchange	-	(80,000,000)
Distribution to Transferors - transaction fee reimbursement	-	(817,000)
Net cash used in financing activities	(4,306,000)	(6,599,000)

Net decrease in cash	(1,022,000)	(1,457,000)
Cash
Beginning of period	1,629,000	3,675,000
End of period	$607,000	$2,218,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,711,000	$3,643,000

Income taxes	$221,000	$1,055,000

Non-cash investing and financing activities:
Deferred Fixed Cash Payments to Transferors at fair value	$-	$12,696,000
Distribution to Transferors declared but not yet paid	-	50,000
	-	12,746,000

Outstanding common stock of Kitara recognized at the date of the reverse merger	$-	$8,000,000

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$-	$6,896,000
Property and equipment, net	-	1,138,000
Deferred income taxes	-	2,843,000
Other assets	-	172,000
Intangible assets	-	614,000
Goodwill	-	2,869,000
Accounts payable and accrued expenses	-	(4,866,000)
Advertiser deposits	-	(29,000)
Revolving credit facility	-	(1,437,000)
Note payable - stockholder - current	-	(102,000)
Note payable - stockholder - long-term, net	-	(98,000)
Total purchase price	-	8,000,000

Non-cash consideration	-	8,000,000

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp	$-	$8,000,000

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

Propel delivers advertising via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has approximately 1,400 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that we provide. In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has a publisher-driven business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through a traditional website, and we serve advertising units to the user in coordination with the publisher, network or exchange.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business, continued

As a result of the Reverse Merger, the Transferors acquired a majority of Propel’s common stock and both Propel Media’s and Kitara’s officers became the officers and directors of Propel, including the Company’s prior Chief Executive Officer, Mr. Robert Regular, who later left the Company on April 30, 2016. For accounting purposes, the Reverse Merger has been treated as an acquisition of Kitara by Propel Media whereby Propel Media was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Propel Media. In connection with the Reverse Merger, the equity accounts of Propel Media have been restated on a recapitalization basis so that all equity accounts are now presented as if the member interest exchanged for shares of Propel Media common stock had occurred at the beginning of the earliest period presented.

Recent Developments

Reduction in Force and Management Restructuring

On April 26, 2016, Propel began notifying its employees about plans to reduce the Company's workforce by approximately 20% percent. The notifications were completed on April 27, 2016. These actions were part of a strategic plan designed to improve operational and cost efficiency. For the most part, the employee reductions were in the Company’s publisher driven business. The Company intends to de-emphasize that business unit and will transfer its responsibilities to the remaining employees of the Company.

Effective April 22, 2016, the Company entered into a separation agreement with Mr. Regular, who until April 30, 2016 served as the Company’s Chief Executive Officer. Pursuant to the separation agreement, the Company will pay Mr. Regular (i) $536,986 in 12 monthly installments, (ii) all valid expense reimbursements through April 30, 2016, and (iii) all accrued but unused vacation pay through April 30, 2016. In addition, an option to purchase 2,400,000 shares at $0.20 per share held by Mr. Regular will fully vest and be exercisable until June 30, 2018 and an option to purchase 2,100,000 shares at $0.55 per share held by Mr. Regular will fully vest and be exercisable until April 30, 2017. Non-cash charges for the acceleration of these stock-based compensation awards were approximately $489,000. The employment agreement, as modified by the separation agreement, will restrict Mr. Regular from disclosing confidential information concerning the business of the Company, will contain customary restrictive covenants relating to noncompetition and non-solicitation, which continue to run until January 28, 2017, and Mr. Regular has agreed to release and waive all claims against the Company. On June 30, 2016, Mr. Regular forgave a note payable due to him in exchange for a $5,000 cash payment and the rights to certain website, domain name, and email member databases (See Note 7).

On April 26, 2016, the Company also entered into an amendment (the “Amendment”) to the employment agreement, dated as of March 5, 2015, as amended, with David Shapiro, Chief Operating Officer. The Amendment increases Mr. Shapiro’s base salary from $320,000 to $350,000, effective as of May 1, 2016.

Sale of Health Guru Operations

On April 27, 2016, the Company sold certain assets of its Health Guru business. Pursuant to the purchase and sale agreement, the Company received a cash payment of $54,000 at closing. The Company is eligible to receive contingent consideration consisting of (i) upon each closing of a capital raise from an outside third party conducted by the purchaser for the Health Guru business, up to $200,000 in the aggregate among all such closings, provided that only 5% of the net proceeds (after deducting commissions and expenses) from any such raise shall be used to satisfy this payment obligation and (ii) quarterly payments over the 36 months following the closing date equal to 50% of the quarterly profits generated in full, or in part, by the assets, provided that such payments shall not exceed $2,000,000 in the aggregate. Through June 30, 2016, other than the gross cash proceeds from seller of $54,000, the Company has received no other consideration from the sale of the Health Guru business.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Liquidity and Capital Resources

As of June 30, 2016, the Company’s cash on hand was $607,000 and the Company had a working capital deficit of $7,163,000. The Company recorded net income (loss) of $126,000 and ($537,000) for the three and six months ended June 30, 2016, respectively. The net income for the three months ended June 30, 2016 reflected an income before income tax of $182,000 and an income tax expense of $56,000. The net loss for the six months ended June 30, 2016 reflected a loss before income tax benefit of $900,000 and an income tax benefit of $363,000. The Company has historically met its liquidity requirements through operations.

As of June 30, 2016, the borrowing base under the Revolving Loan was approximately $4,242,000. After consideration of the outstanding balance of $956,000 under the Revolving Loan, there remained $3,286,000 available to be borrowed at June 30, 2016 under the Revolving Loan.

Cash flows used in financing activities for the six months ended June 30, 2016 consisted principally of $3,500,000 of principal repayments on the Company’s Term Loan. Cash flows provided by financing activities for the six months ended June 30, 2016 consisted of borrowings, net of repayments, of $806,000 of the Revolving Loan.

The Company’s operating cash flows are dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. During the second quarter of 2016, based upon newly evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we found it more difficult and expensive to grow and retain user audience through our owned and operated network. This is making it difficult for us to increase our revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners. . The Company is developing alternative markets and methodologies through which it will acquire user audience.

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of June 30, 2016. Based upon its current projections, the Company expects that it will not be in compliance with the leverage ratio as of September 30, 2016. The Company is in discussions with the Lenders to obtain a waiver or other modification of its obligations under the Financing Agreement. There is no guarantee that the Lenders will approve a waiver and/or a modification of the Financing Agreement that would be acceptable to both the Lenders or the Company.

Subject to the Company’s favorable progress in its initiatives to cost effectively develop and maintain its user audience and subject to a favorable resolution of its compliance obligations with the Lenders, management believes that the Company’s cash balances on hand and cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 2017.

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

The allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 was $296,000 and $290,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Intangible Assets

The Company’s long lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations. Based upon the decline of performance of the Health Guru operations, the Company recorded impairment charges of $0 and $129,000 for the three and six months ended June 30, 2016, respectively, representing the remaining book value of the video library.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon the decline in performance of the Health Guru operations, the Company recorded impairment charges of $0 and $54,000 for the three and six months ended June 30, 2016, respectively, to record the write off of the book value of Health Guru’s internally developed capitalized software.

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

(Unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

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

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant vendors are presented in the following table for the three months and six months ended June 30, 2016 and 2015. There were no concentrations of revenue or accounts receivable from key customers and no vendor concentrations within accounts payable during these periods;

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
The Company’s largest vendors are presented below as a percentage of the Company’s aggregate cost of revenues	19.9%, 18.0%, and 17.0% of cost of revenue from three vendors respectively	11.8% of cost of revenue from one vendor	18.6%, 15.1%, and 13.5% of cost of revenues from three vendors respectively	13.3% of cost of revenues from one vendor

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of June 30, 2016 and December 31, 2015, the Company held cash balances in excess of federally insured limits.

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

The unaudited pro forma computation of income tax expense included in the consolidated statement of operations for the three and six months ended June 30, 2015, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been fully subject to U.S. federal and state income taxes as a corporation for all periods presented.

Except for the impact during the six months ended June 30, 2015 of recording the one-time tax benefit of $31,386,000, for the change in income tax status of Propel Media, income tax related to ordinary income in interim periods is computed at an estimated annual effective tax rate of 40% for each of the periods ending June 30, 2016 and 2015, respectively.

Net Income per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. As of June 30, 2016 and 2015, the Company excluded potential common shares resulting from the exercise of stock options (24,514,375 and 28,655,000 potential common shares, respectively) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2016 through the date these condensed consolidated financial statements were issued. Management has concluded that other than as disclosed in Note 12 there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss).

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

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Propel Media and Kitara consummated the Transactions.

Pursuant to the Exchange Agreement, as amended, the Members exchanged all of the outstanding Propel Media limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that enables the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) on or prior to June 30, 2016, a $10,000,000 payment (the “Deferred Obligation”) in cash and/or shares of Propel common stock, and (v) immediately after the payment of certain fees to Highbridge on or about January 28, 2019, the $6,000,000 Deferred Payment in cash (the “Exchange”).

Pursuant to the Exchange Agreement, as amended on January 26, 2016, the $10,000,000 Deferred Obligation is payable in cash and/or stock not later than, June 30, 2019. The Company can pay the $10,000,000 Deferred Obligation from the raising of capital via an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Mr. Pobre, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock.

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

For the three month ended June 30, 2016 and 2015, the Company recorded discount amortization of $144,000 and $324,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded discount amortization of $345,000 and $544,000 respectively. The unamortized discount was $1,732,000 as of June 30, 2016 and $2,076,000 as of December 31, 2015.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of June 30, 2016.

Obligations to Transferors
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000
Amount due January 28, 2019	6,000,000
Total, gross	16,000,000
Less: discount	(1,732,000)
Total, net	$14,268,000

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015. The pro forma financial results are not shown for the three months ended June 30, 2015, since pro forma and actual results are the same.

For the Six Months Ended June 30,
2015
Revenues	$41,902,000
Net income	$967,000
Pro forma net income per common share, basic and diluted	$0.00
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 nor are they necessarily indicative of future consolidated results.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Intangibles

Intangible assets are comprised of the following:

	As of
	June 30, 2016	December 31, 2015
Domain and trade names (indefinite life)	$20,000	$20,000
Video library	-	313,000
Total Intangible Assets	20,000	333,000

Less: Accumulated amortization	-	(145,000)
Net	$20,000	$188,000

Intangible assets as of June 30, 2016 consist of the Propel Media trade name at a cost of $20,000. Amortization expense was $0 and $39,000 for the three months ended June 30, 2016 and 2015 respectively and $39,000 and $67,000 for the six months ended June 30, 2016 and 2015, respectively (See Note 3 for the discussion of the impairment of the video library).

Note 6 – Financing Agreement

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded amortization of the closing fee as interest expense of $192,000 and $208,000, for the three months ended June 30, 2016 and 2015, respectively, and $387,000 and $353,000 for the six months ended June 30, 2016 and 2015, respectively. The balance of the closing fee original issue discount as of June 30, 2016 was $1,734,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $807,000 and $846,000, for the three months ended June 30, 2016 and 2015, respectively, and $1,625,000 and $1,435,000 for the six month ended June 30, 2016 and 2015, respectively. The balance of the accreted Deferred Fee as of June 30, 2016 was $4,742,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $61,000 and $67,000 for the three months ended June 30, 2016 and 2015, respectively, and $124,000 and $114,000, respectively for the six months ended June 30, 2016 and 2015. The balances of the unamortized amortized debt issuance costs of $547,000 and $671,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the Company was in compliance with the covenants under the Financing Agreement. However, based upon its current projections, the Company expects that it will not be in compliance with the leverage ratio as of September 30, 2016 (See Note 1). The Company is in discussions with the Lenders to obtain a waiver or other modification of its obligations under the Financing Agreement.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement, continued

Term Loan

The following represents the obligation outstanding as of June 30, 2016 under the Term Loan:

Term Loan
Principal	$71,031,000
Discounts	(2,281,000)
Accreted value through June 30, 2016 of the Deferred Fee ($12,500,000)	4,742,000
Net	73,492,000
Less: Current portion	(6,043,000)
Long-term portion	$67,449,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2016 (nine months)	$3,500,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	71,031,000
Less: debt discount	(2,281,000)
Plus: accreted value through June 30, 2016 of the Deferred Fee ($12,500,000)	4,742,000
Total, net	73,492,000
Less: current portion	(6,043,000)
Long-term debt	$67,449,000

Revolving Loan

As of June 30, 2016, the balance of the Revolving Loan was $956,000 and $3,286,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR rate for the interest period in effect for such Loan (but not less than 1%) (7.0% during the six months ended June 30, 2016), or (ii) the bank’s reference rate (9.5% during the six months ended June 30, 2016). The Company received a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Propel Media and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended June 30, 2016 and 2015, totaled $777,000 and $685,000 respectively, and $1,514,000 and $1,275,000 during the six months ended June 30, 2016 and 2015, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $272,000 and $3,000 as of June 30, 2016 and December 31, 2015, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

On January 28, 2015, in connection with the Reverse Merger, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended June 30, 2016 and 2015 the Company has incurred a total of $45,000 and $153,000 respectively, and during the six months ended June 30, 2016 and 2015 the Company has incurred a total of $103,000 and $353,000 respectively, representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $15,000 and $7,000 as of June 30, 2016 and December 31, 2015, respectively and was included within accrued expenses in the condensed consolidated balance sheets.

The Company had a note payable due on January 1, 2023 to Mr. Robert Regular, the Company’s prior Chief Executive Officer. On June 30, 2016, Mr. Regular forgave this note in exchange for a $5,000 cash payment and rights to certain website, domain name, and email member databases that were acquired by the Company in connection with the January 28, 2015 Reverse Merger. As a result, the Company recognized a gain of $106,000 from extinguishment of debt, which is shown within other income (expense) on the consolidated statement of operations.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Operating leases

On March 11, 2016, the Company signed a lease agreement for a New York, New York office location, with a month to month rental of $8,245 per month. On April 28, 2016, the Company gave its 30-day termination notice for this lease and accordingly, this lease was terminated as of May 31, 2016.

On April 1, 2016, the Company terminated its Jersey City, New Jersey lease whereby the Company’s last rental payment for this lease was through March 31, 2016. In addition, as part of the lease termination, the Company paid to the landlord a termination fee of $95,330 and paid its brokers $48,170 ($24,085 paid on June 1, 2016 and $24,085 paid on July 5, 2016). Lastly, as part of the lease termination, the Company transferred to the landlord the security deposit it received from its subtenant from the sublease agreement ($16,674).

Rent expense totaled $23,000 and $205,000 during the three months ended June 30, 2016 and 2015, respectively, and $217,000 and $360,000 for the six months ended June 30, 2016 and 2015, respectively. Rent expense for the three and six months ended June 30, 2016 included a reversal of $123,000 of deferred rent. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2016 (six months)	$288,000
2017	594,000
2018	458,000
$1,340,000

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. In management’s opinion other than as described below, there are no such matters that are expected to have a material adverse effect on the Company’s consolidated financial position or results of its operations.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at June 30, 2016, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies, continued

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

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims, and, in September 2015, the New York Supreme Court granted this motion for summary judgment. The claims asserted against Kitara were not among those addressed in Selling Source’s motion.

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

Note 9 – Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $60,000 and $51,000 during the three months ended June 30, 2016 and 2015, respectively, and $137,000 and $113,000 during the six months ended June 30, 2016 and 2015, respectively.

Note 10 – Stock-Based Compensation

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

Stock Option Award Activity

The following table is a summary of activity under the 2014 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	28,755,000	$0.48	$0.22	7.6	$40,000

Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Forfeited, expired or cancelled	(4,240,625)	$0.39	$0.19	-

Outstanding at June 30, 2016	24,514,375	$0.50	$0.27	7.4	$-
Exercisable at June 30, 2016	13,429,763	$0.44	$0.23	5.9	$-

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Stock-Based Compensation, continued

Stock Option Award Activity, continued

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTCBB on June 30, 2016. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions. The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

	Option Grants	Option Grants	Option Grants	Option Grants
	Consultants Mark-to-Market Adjustments of Unvested Options granted on March 6, 2015 as of June 30, 2016	Consultants Mark-to-Market Adjustments of Unvested Options granted on November 3, 2015 as of June 30, 2016	Consultants Mark-to-Market Adjustments Options Vested at March 6, 2016	Consultants Mark-to-Market Adjustments Options Vested at June 6, 2016

Stock Price	$0.02	$0.02	$0.24	$0.05
Exercise Price	$0.55	$0.55	$0.55	$0.55
Number of Options Granted	3,168,125	190,000	1,067,500	264,375
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	67%	67%	67%	67%
Risk-free interest rate	1.15%	1.15%	1.70%	1.37%
Expected Life (in years)	10.00	10.00	10.00	10.00

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $857,000 and $405,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,171,000 and $544,000 for the six months ended June 30, 2016 and 2015, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of June 30, 2016, the unamortized value of options was $2,537,000. As of June 30, 2016, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 2.4 years.

Note 11 – Executive Bonus Plan

The Company previously sponsored the Propel Media Incentive Profit Sharing Plan (the “Profit Sharing Plan”). Effective January 1, 2016, the Profit Sharing Plan was replaced with the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $216,000 and $285,000 for the three months ended June 30, 2016 and 2015, respectively, and $362,000 and $662,000 for the six months ended June 30, 2016 and 2015, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At June 30, 2016 and December 31, 2015, the accrued executive bonuses were $224,000 and $416,000 respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

Note 12 – Subsequent Event

On August 4, 2016, John Quelch advised the Company that he was resigning as a member of the board of directors of the Company, effective on such date.

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

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform (formerly called Trafficvance). This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has approximately 1,400 advertiser customers and serves millions of ads per day.

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

Reverse Merger with Kitara

On January 28, 2015, Propel consummated the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc., which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (the “Transferors”). Prior to the closing of the Transactions, Kitara was a public operating company and Propel Media was a private operating company owned by the Transferors. Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel. For accounting purposes, the Transactions have been treated as an acquisition of Kitara by Propel Media. The historical consolidated financial statements prior to January 28, 2015 are those of Propel Media.

The results of operations for the three and six months ended June 30, 2016 fully include the operations of Kitara for these same periods. The results of operations for the six months ended June 30, 2015 include the results of operations for Kitara only since January 28, 2015.

Recent Events

In April 2016, the Company commenced a strategic plan designed to improve operational and cost efficiency through reducing its workforce by approximately 20%. The majority of its employee reductions were in the Company’s publisher-driven business. The Company believes that it can manage this business unit with fewer people by integrating it with other functions of the business. In connection with this reduction, the Company entered into a separation agreement with Robert Regular, its then Chief Executive Officer, on April 30, 2016. Marv Tseu assumed Mr. Regular’s role as the Company’s Chief Executive Officer and ceased being its President. In addition, David Shapiro became the Company’s Chief Operating Officer and Secretary and ceased being its Chief Corporate Development Officer and General Counsel. In connection with this workforce reduction and the separation agreement with Mr. Regular, the Company reported a charge during the three months ending June 30, 2016 of approximately $1,309,000, consisting of cash severance payments of approximately $820,000 and non-cash charges for the acceleration of stock-based compensation awards of approximately $489,000. The Company expects cost savings form these actions to exceed the costs incurred.

On April 27, 2016, the Company sold substantially all of the assets of its Health Guru business, for a cash of $54,000 and the rights to receive certain future contingent consideration.

On June 30, 2016, Mr. Regular, the Company’s former Chief Executive Officer and former director until April 30, 2016, forgave a promissory note with a face amount of $200,000 originally due to him on January 1, 2023, in exchange for a $5,000 cash payment in July 2016 and the rights to one of the Company’s websites and a related member database.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$15,578,000	$19,455,000	$30,902,000	$40,946,000
Cost of revenues	5,812,000	10,014,000	12,604,000	20,186,000
Gross profit	9,766,000	9,441,000	18,298,000	20,760,000

Operating expenses:
Salaries, commissions, benefits and related expenses	4,183,000	3,550,000	7,921,000	7,219,000
Technology, development and maintenance	1,098,000	1,031,000	2,203,000	1,920,000
Sales and marketing	31,000	7,000	49,000	32,000
General and administrative	612,000	513,000	1,001,000	1,472,000
Professional services	255,000	590,000	579,000	1,327,000
Depreciation and amortization	577,000	438,000	1,198,000	823,000
Impairment of software and video library	-	-	183,000	-

Operating expenses	6,756,000	6,129,000	13,134,000	12,793,000

Operating income	3,010,000	3,312,000	5,164,000	7,967,000

Other income (expense):
Interest expense, net	(2,952,000)	(3,937,000)	(6,188,000)	(6,344,000)
Gain from extinguishment of debt	106,000	-	106,000	-
Other income	18,000	-	18,000	-
Total other income (expense)	(2,828,000)	(3,937,000)	(6,064,000)	(6,344,000)

Income (Loss) before income tax (expense) benefit	182,000	(625,000)	(900,000)	1,623,000
Income tax (expense) benefit	(56,000)	701,000	363,000	32,025,000
Net income (loss)	$126,000	$76,000	$(537,000)	$33,648,000

Adjusted EBITDA (a non-GAAP measure)

Net Income (loss)	$126,000	$76,000	$(537,000)	$33,648,000
Depreciation and amortization	577,000	438,000	1,198,000	823,000
Impairment charges	-	-	183,000	-
Interest expense	2,952,000	3,937,000	6,188,000	6,344,000
Stock-based compensation expense	857,000	405,000	1,171,000	544,000
Taxes	80,000	(701,000)	(309,000)	(32,025,000)
Bank fees (credits)	28,000	(189,000)	(28,000)	220,000
Merger and other one-time expenses	42,000	241,000	55,000	1,044,000
Severance	900,000	-	900,000	454,000
Adjusted EBITDA (a non-GAAP measure)	$5,562,000	$4,207,000	$8,821,000	$11,052,000

Three Months Ended June 30, 2016 and 2015

Revenue

Consolidated revenue for the three months ended June 30, 2016 decreased by $3,877,000, or 20%, to $15,578,000 as compared to $19,455,000 for the three months ended June 30, 2015. The decrease in revenue was principally due to the decrease of revenue attributable to third party application partners throughout 2015 and continuing into 2016 due to policy changes instituted by those who operate the marketplace’s largest web browsers, which limited the ability of our third party application partners to distribute their products. Revenue attributable to third party application partners decreased more than the overall decrease for the period but such decrease was partially offset by increased revenue from the Company’s owned and operated properties. We have placed a significant emphasis on media buying to grow our higher lifetime value consumers for our owned and operated network at a more cost efficient basis, thus lessening our dependency on lower lifetime value consumers from third party application partners who respond at a lower level to offers presented by our advertisers. During the second quarter of 2016, based upon newly evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we began to experience shorter lives of our users, making it more difficult and expensive to grow and retain user audience through our owned and operated network. This is making it difficult for us to increase our revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners.

Gross profit for the three months ended June 30, 2016 increased by $325,000 or 3% to $9,766,000 as compared to $9,441,000 for the three months ended June 30, 2015. Gross profit percentage improved to 63% during the three months ended June 30, 2016 from 49% during the three months ended June 30, 2015. Our user audience has shifted substantially to that of our owned and operated properties and away from that of our third partly application partners. As such, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of the commissions paid to the third party application partners based directly on ads served by those parties. During the month of June 2016, we lowered our spending on media buy purchases in order to improve our gross profit and to assist in meeting the total leverage ratio financial covenant under our credit facility at June 30, 2016, which is more fully discussed in “Liquidity and Capital Resources” below.

Operating income for the three months ended June 30, 2016 decreased by $302,000 or 9% to $3,010,000 as compared to $3,312,000 for the three months ended June 30, 2015. Operating income as a percentage of revenue increased to 19% for the three months ended June 30, 2016 from 17% for the three months ended June 30, 2015. The increase in operating income was principally due higher gross profit, as discussed above.

Cost of sales

Cost of sales for the three months ended June 30, 2016 decreased by $4,202,000, or 42%, to $5,812,000 as compared to $10,014,000 for the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was attributable principally to our reduction in media buy spending, as discussed above.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended June 30, 2016 increased by $633,000, or 18% to $4,183,000 as compared to $3,550,000 for the three months ended June 30, 2015. The increase for the three months ended June 30, 2016 was primarily due to severance costs of $900,000 and stock-based compensation for the accelerated vesting of option awards of $489,000 relating to our April reduction of headcount, which was offset by approximately $756,000 in lower salary and related benefit costs.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended June 30, 2016 increased by $67,000 or 6%, to $1,098,000 as compared to $1,031,000 for the three months ended June 30, 2015. The increase was principally due to additional technology resources engaged during the three months ended June 30, 2016 to support our revenue and media buying initiatives.

Other costs and operating expenses

Other costs and operating expenses (marketing and promotional, general and administrative, and professional services) for the three months ended June 30, 2016 decreased by $212,000 or 19%, to $898,000 as compared to $1,110,000 for the three months ended June 30, 2015. The decrease was principally due to lower legal, accounting and tax service fees during the three months ended June 30, 2016. The higher professional fees incurred during 2015 were principally in conjunction with the Transactions and the initial public company obligations.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2016 increased by $139,000, or 32%, to $577,000 as compared to $438,000 for the three months ended June 30, 2015. The increase was principally a result of capitalized software for a larger project being placed in service and amortized in connection with the Company’s ongoing technology development.

Other income and expenses

Other income and expense for the three months ended June 30, 2016 was a net expense of $2,828,000 compared to $3,937,000 for the three months ended June 30, 2015, showing a net decrease of $1,109,000.

Interest expense decreased by $985,000 to $2,952,000. The decrease was principally due to the decrease in the balance of the Term Loan. The decrease in interest expense also reflects the benefit of a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

On June 30, 2016, our former Chief Executive Officer forgave a promissory note due from the Company to him on January 1, 2023. As a result, we recognized a gain of $106,000 from extinguishment of debt.

Net income

Net income for the three months ended June 30, 2016 was $126,000, as compared to net income of $76,000 for the three months ended June 30, 2015, showing an increase of $50,000. Income before income tax was $182,000 for the three months ended June 30, 2016, as compared to a loss before income tax of $625,000 for the three months ended June 30, 2015. The increase in the income before income tax of $807,000 during the three months ended June 30, 2016 was principally attributed to the decrease in interest expense of $985,000.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, and is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 25 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended June 30, 2016 increased by $1,355,000, or 32%, to $5,562,000 as compared to $4,207,000 for the three months ended June 30, 2015. This increase is principally on account of reductions in recurring operating costs.

Six Months Ended June 30, 2016 and 2015

Revenue

Consolidated revenue for the six months ended June 30, 2016 decreased by $10,044,000, or 25%, to $30,902,000 as compared to $40,946,000 for the six months ended June 30, 2015. The decrease in revenue was principally due to the decrease of revenue attributable to third party application partners throughout 2015 and continuing into 2016 due to policy changes instituted by those who operate the marketplace’s largest browsers, which limited the ability of our third party application partners to distribute their products. Revenue attributable to third party application partners decreased more than the overall decrease for the period but such increase was partially offset by increased revenue from the Company’s owned and operated properties. We have placed a significant emphasis on media buying to grow our higher lifetime value consumers for our owned and operated network at a more cost efficient basis, thus lessening our dependency on lower lifetime value consumers from third party application partners who respond at a lower level to offers presented by our advertisers. During the second quarter of 2016, based upon newly evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we began to experience shorter lives of our users, making it more difficult and expensive to grow and retain user audience through our owned and operated network. This is making it difficult for us to increase our revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners.

Gross profit for the six months ended June 30, 2016 decreased by $2,462,000 or 12% to $18,298,000 as compared to $20,760,000 for the six months ended June 30, 2015. Gross profit percentage improved to 59% during the six months ended June 30, 2016 from 51% during the six months ended June 30, 2015. Our user audience has shifted substantially to that of our more profitable owned and operated properties and away from that of our third partly application partners. As such, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of the commissions paid to the third party application partners based directly on ads served those parties. During June 2016, we lowered our spending on media buy purchases in order to improve our gross profit and to assist in meeting the total leverage ratio financial covenant under our credit facility at June 30, 2016, which is more fully discussed in “—Liquidity and Capital Resources” below.

Operating income for the six months ended June 30, 2016 decreased by $2,803,000 or 35% to $5,164,000 as compared to $7,967,000 for the six months ended June 30, 2015. Operating income as a percentage of revenue decreased to 17% for the six months ended June 30, 2016 from 19% for the six months ended June 30, 2015. The decrease in operating income was principally due to decrease of gross profit of $2,462,000.

Cost of sales

Cost of sales for the six months ended June 30, 2016 decreased by $7,582,000, or 38%, to $12,604,000 as compared to $20,186,000 for the six months ended June 30, 2015. The decrease for the six months ended June 30, 2016 was attributable principally to the shift in spending toward our owned and operated properties for user audience acquisition. The decline in costs of sales is principally on account of the reduction in commissions paid to our third party application partners, and to a lesser extent on our June 2016 scale back in media buy spending to develop user audience.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the six months ended June 30, 2016 increased by $702,000, or 10% to $7,921,000 as compared to $7,219,000 for the six months ended June 30, 2015. The increase for the six months ended June 30, 2016 was primarily due to higher severance costs of $446,000 and additional stock-based compensation of $627,000 principally due to accelerated vesting of option awards, in connection with the April reduction in headcount, which was offset by approximately $171,000 in lower salary and related benefit costs.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the six months ended June 30, 2016 increased by $283,000 or 15%, to $2,203,000 as compared to $1,920,000 for the six months ended June 30, 2015. The increase was principally due to additional technology resources engaged in the first half year of 2016 to support our revenue and media buying initiatives.

Other costs and operating expenses

Other costs and operating expenses (marketing and promotional, general and administrative, and professional services) for the six months ended June 30, 2016 decreased by $1,202,000 or 42%, to $1,629,000 as compared to $2,831,000 for the six months ended June 30, 2015. The decrease was principally due to lower legal, accounting and tax service fees during the six months ended June 30, 2016. The higher professional fees incurred during 2015 were principally in conjunction with the Transactions and the initial public company obligations.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2016 increased by $375,000, or 46%, to $1,198,000 as compared to $823,000 for the six months ended June 30, 2015. The increase was principally a result of capitalized software for a larger project being placed in service and amortized in connection with the Company’s ongoing technology development.

Impairment of software and intangible assets

Impairment charges for the six months ended June 30, 2016 were $183,000 compared to $0 for the six months ended June 30, 2015. The impairment was a result of writing off the carrying amounts of Health Guru’s software and video library due to declines in the performance of the related business. Management concluded that this impairment charge was necessary in connection with its preparation of the financial statements for the fiscal quarter ended March 31, 2016.

Other income and expenses

Other income and expenses decreased by $280,000 from a net expense of $6,344,000 during the six months ended June 30, 2015 to a net expense of $6,064,000 during the six months ended June 30, 2016, showing a net decrease of $280,000.

Interest expense decreased by $156,000 to $6,188,000. The decrease was principally due to the decrease in the balance of the Term Loan. The decrease in interest expense also reflects the benefit of a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

On June 30, 2016, our former Chief Executive Officer forgave a promissory note due from the Company to him on January 1, 2023. As a result, we recognized a gain of $106,000 from extinguishment of debt.

Net loss

Net loss for the six months ended June 30, 2016 was $537,000, as compared to net income of $33,648,000 for the six months ended June 30, 2015. Loss before income tax benefit was $900,000 for the six months ended June 30, 2016, as compared to income before income tax benefit of $1,623,000 for the six months ended June 30, 2015. The decrease in the income before income tax benefit of $2,523,000 during the six months ended June 30, 2016 was principally on account of a decline in gross profit of $2,462,000. The income tax benefit for the six months ended June 30, 2015 included one-time benefit of $31,386,000 for the change in income tax status of Propel Media.

Adjusted EBITDA (a non-GAAP measure)

Adjusted EBITDA for the six months ended June 30, 2016 decreased by $2,231,000, or 20%, to $8,821,000 as compared to $11,052,000 for the six months ended June 30, 2015. Overall the decrease in Adjusted EBITDA was principally due to the decrease in revenue and related gross profit.

Liquidity and Capital Resources

As of June 30, 2016, the Company’s cash on hand was $607,000 and the Company had a working capital deficit of $7,163,000. The Company recorded net income of $126,000 for the three months ended June 30, 2016 and a net loss of $537,000 for the six months ended June 30, 2016. The net income for the three months ended June 30, 2016 reflected an income before income tax of $182,000 and a tax expense of $56,000. The net loss for the six months ended June 30, 2016 reflected a loss before income tax benefit of $900,000 and an income tax benefit of $363,000.

Historically and through August 2016 we have relied on cash flows provided by operations to fund operations and operating obligations.

Our operating cash flows are dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. During the second quarter of 2016, based upon newly evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we found it more difficult and expensive to grow and retain user audience through our owned and operated network. This is making it difficult for us to increase our revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners. The Company is developing alternative markets and methodologies through which it will acquire user audience.

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

As of June 30, 2016, our indebtedness includes $71,031,000 for our Term Loan (bearing interest at approximately 10%) and $956,000 for our Revolving Loan (bearing interest at rates 7.0% per annum for Libor loans and 9.5% per annum for reference rate loans). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the Exchange Agreement) of deferred payment obligations to the Transferors, and a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the additional $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of June 30, 2016, the borrowing base under the Revolving Loan was approximately $4,242,000. After consideration of the outstanding balance of $956,000 under the Revolving Loan, there remained $3,286,000 available to be borrowed at June 30, 2016 under the Revolving Loan.

 The Financing Agreement contains a financial covenant that requires us to maintain a specified total net leverage ratio as of each calendar quarter end. The total net leverage ratio as of any such date is defined as the ratio of certain debt on such date to Adjusted EBITDA (as defined in the Financing Agreement) for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 3.53:1.00 as of June 30, 2016. Our total leverage ratio as of such date was 3.32:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The total leverage ratio that we must maintain decreases in each of the next eight quarters, from 3.25:1.00 as of September 30, 2016 to 2.30:1.00 for September 30, 2018 and each quarter thereafter. The Financing Agreement contains other covenants, as well, including covenants that (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

Based upon its current projections, the Company expects that it will not be in compliance with the leverage ratio as of September 30, 2016. The Company is in discussions with the Lenders to obtain a waiver or other modification of its obligations under the Financing Agreement.

Other than our expectations regarding the leverage ratio, we are currently in compliance with all covenants under the Financing Agreement and other loan documents.  However, as discussed above, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail to meet such covenants.  Readers are cautioned to review the risks set forth in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016 and as set forth in Item 1A of Part II of this Form 10-Q, for information relating to the risks surrounding our continued compliance with such covenants.

Subject to the impact of the factors as discussed above, management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 2017.

Net cash provided by operating activities

Net cash provided by operating activities was $3,820,000 for the six months ended June 30, 2016, compared to $4,268,000 for the six months ended June 30, 2015, a decrease of $448,000. The decrease in cash provided by operating activities was primarily due to the reduction of $1,908,000 in accounts receivable offset by a decrease of $1,478,000 in the change in prepaid expenses.

Net cash used in investing activities

Net cash used in investing activities was $536,000 for the six months ended June 30, 2016, compared to $874,000 provided by investing activities for the six months ended June 30, 2015. The net cash used in investing activities for the six months ended June 30, 2016 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment.

Net cash used in financing activities

Net cash used in financing activities was $4,306,000 for the six months ended June 30, 2016, as compared to $6,599,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016, cash flows used in financing activities consisted of a $3,500,000 principal reduction of the Term Loan offset by a net increase of $806,000 in the Revolving Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 2 of the condensed consolidated financial statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the April 2016 change in our Chief Executive Officer, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes material changes to, and is in addition to, the certain risk factors associated with the Company’s business previously disclosed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, and the risks set forth in the Form 10-K for the year ended December 31, 2015,before deciding to invest in our securities. If any of the risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Our substantial debt could adversely affect our liquidity and results of operations.

As of June 30, 2016, we had approximately $71,987,000 of total indebtedness (comprised of $71,031,000 for our Term Loan and $956,000 for our revolving loan). We may not be able to generate sufficient profits and cash to service such debt as cash payments become due or to meet the various ratio requirements of our indebtedness. If new debt is added to our current debt levels, the related risks for us could intensify.

Our substantial debt could have important consequences. In particular, it could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

●	limit, along with the restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, if we are unable to make payments as they come due or comply with the restrictions and covenants in the Credit Agreement and the other agreement governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the Credit Agreement or such other agreements, including pursuant to the cross-default provisions of such agreements, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders under the Credit Agreement could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Financing Agreement or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

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

In addition, the Financing Agreement contains a financial covenant that requires us to maintain a certain total leverage ratio (as defined in the Financing Agreement). Under this covenant, we were required to maintain a total leverage ratio of no more than 3.53: 1.00 as of June 30, 2016. Our total leverage ratio as of such date was 3.30:1.00. The total leverage ratio that we must maintain decreases in each of the next seven quarters, from 3.25:1.00 as of September 30, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter. Based on our current projections, we do not believe we will be in compliance with the total leverage ratio as of September 30, 2016. If we were to default on this financial covenant, such default, if not waived by our lender, could severely limit our ability to raise additional debt and equity capital that we might need to maintain and grow our business, could restrict our opportunities to participate in mergers and acquisitions, and potentially constrain our ability to cost effectively execute on our business plan. Furthermore, we are dependent upon our lenders for our revolving borrowing arrangement, which we rely upon as a source of borrowing for our operations. If we do not maintain compliance with this financial covenant, we may lose our ability to draw upon the revolver arrangement and the lender may accelerate our obligation to repay the amounts due. Should the funding under the Financing Agreement become unavailable to us, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could result in the suspension of some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us. On the other hand, if we materially reduce our expenditures in order to comply with this financial covenant in the short term, our results of operations and financial condition could be materially adversely affected, which ultimately could lead to breach of this financial covenant in later periods.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Separation Agreement with Robert Regular.
10.2	Amendment to Employment Agreement with David Shapiro.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: August 12, 2016	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: August 12, 2016	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

