Form 10-Q
period 2016-09-30
Propel Media, Inc.
filed 2016-11-14
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash	$1,263,000	$1,629,000
Accounts receivable, net	5,851,000	7,559,000
Prepaid income taxes	493,000	385,000
Prepaid expenses and other current assets	154,000	229,000
Total current assets	7,761,000	9,802,000

Property and equipment, net	1,711,000	2,525,000
Restricted cash	1,000	94,000
Intangible assets	20,000	188,000
Goodwill	2,869,000	2,869,000
Deferred tax assets, net	32,416,000	34,074,000
Other assets	56,000	56,000
Total assets	$44,834,000	$49,608,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,915,000	$4,288,000
Accrued expenses	2,614,000	2,485,000
Advertiser deposits	1,549,000	2,146,000
Current portion of long-term debt	6,066,000	5,997,000
Revolving credit facility	-	1,762,000
Total current liabilities	13,144,000	16,678,000

Long-term debt, less current portion, net	66,732,000	68,858,000
Obligations to transferors	14,416,000	13,923,000
Note payable stockholder, non-current, net	-	106,000
Other non-current liabilities	191,000	425,000
Total liabilities	94,483,000	99,990,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at September 30, 2016 and December 31, 2015	25,000	25,000
Additional paid-in capital	2,529,000	1,117,000
Accumulated deficit	(52,203,000)	(51,524,000)
Total stockholders’ deficit	(49,649,000)	(50,382,000)
Total liabilities and stockholders' deficit	$44,834,000	$49,608,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$13,687,000	$19,106,000	$44,589,000	$60,052,000
Cost of revenues	3,826,000	7,304,000	16,430,000	27,490,000
Gross profit	9,861,000	11,802,000	28,159,000	32,562,000

Operating expenses:
Salaries, commissions, benefits and related expenses	2,581,000	3,939,000	10,501,000	11,158,000
Technology, development and maintenance	883,000	935,000	3,086,000	2,855,000
Sales and marketing	20,000	23,000	69,000	55,000
General and administrative	233,000	1,149,000	1,233,000	2,621,000
Professional services	416,000	204,000	996,000	1,531,000
Depreciation and amortization	525,000	498,000	1,723,000	1,321,000
Impairment of software and video library	-	-	183,000	-

Operating expenses	4,658,000	6,748,000	17,791,000	19,541,000

Operating income	5,203,000	5,054,000	10,368,000	13,021,000

Other income (expense):
Interest expense, net	(3,095,000)	(3,645,000)	(9,284,000)	(9,989,000)
Gain from extinguishment of debt	-	-	106,000	-
Other income	-	-	18,000	-
Total other expense	(3,095,000)	(3,645,000)	(9,160,000)	(9,989,000)

Income before income tax (expense) benefit	2,108,000	1,409,000	1,208,000	3,032,000
Income tax (expense) benefit	(2,250,000)	(972,000)	(1,887,000)	31,053,000
Net (loss) income	$(142,000)	$437,000	$(679,000)	$34,085,000

Net (loss) income per common share	$(0.00)	$0.00	$(0.00)	$0.14

Weighted average number of common shares outstanding	250,010,162	250,010,162	250,010,162	240,527,105

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.:
Historical pre-tax net income before income taxes	$-	$1,409,000	$-	$3,032,000
Pro-forma income tax expense	-	(562,000)	-	(1,210,000)
Pro-forma net income	$-	$847,000	$-	$1,822,000

Unaudited pro-forma net income per common share - basic and diluted	$-	$0.00	$-	$0.01

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	240,527,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)

Stock based compensation - amortization of stock options	-	-	1,412,000	-	1,412,000

Net Loss	-	-	-	(679,000)	(679,000)

Balance, September 30, 2016	250,010,162	$25,000	$2,529,000	$(52,203,000)	$(49,649,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net (loss) income	$(679,000)	$34,085,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	69,000	579,000
Stock-based compensation	1,412,000	952,000
Depreciation and amortization	1,723,000	1,321,000
Gain on sale of Health Guru	(51,000)	-
Gain from extinguishment of debt	(106,000)	-
Gain on sale of fixed asset	-	(3,000)
Accretion of debt premium	2,431,000	2,281,000
Amortization of debt discount	577,000	562,000
Amortization of debt issuance costs	184,000	180,000
Amortization of discount due to Transferors	493,000	881,000
Impairment of intangible assets and software	183,000	-
Deferred income taxes	1,658,000	(31,756,000)
Changes in assets and liabilities:
Accounts receivable	1,665,000	3,759,000
Prepaid expenses and other current assets	(32,000)	(356,000)
Other assets	-	189,000
Accounts payable	(1,328,000)	(2,900,000)
Accrued expenses	129,000	(2,864,000)
Advertiser deposits	(597,000)	(57,000)
Other non-current liabilities	(236,000)	8,000
Net cash provided by operating activities	7,495,000	6,861,000

Cash Flows From Investing Activities
Restricted cash	94,000	(90,000)
Proceeds from sale of property and equipment	-	3,000
Purchase of property and equipment	(943,000)	(851,000)
Cash acquired in connection with the reverse merger with Kitara Media Corp.	-	1,901,000
Net cash (used in) provided by investing activities	(849,000)	963,000

Cash Flows From Financing Activities
Proceeds from long-term debt	-	78,120,000
Repayment of long-term debt	(5,250,000)	(4,719,000)
Repayment of Kitara Media Corp. line of credit	-	(1,539,000)
Repayment under line of credit	(54,964,000)	(34,374,000)
Borrowing under line of credit	53,202,000	36,845,000
Debt issuance costs	-	(916,000)
Distribution to Transferors - before reverse merger with Kitara Media Corp.	-	(1,674,000)
Distribution to Transferors - exchange	-	(80,000,000)
Distribution to Transferors - transaction fee reimbursement	-	(857,000)
Net cash used in financing activities	(7,012,000)	(9,114,000)

Net decrease in cash	(366,000)	(1,290,000)
Cash
Beginning of period	1,629,000	3,675,000
End of period	$1,263,000	$2,385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,604,000	$5,721,000

Income taxes	$239,000	$1,057,000

Non-cash investing and financing activities:
Deferred Fixed Cash Payments to Transferors at fair value	$-	$-
Distribution to Transferors declared but not yet paid	-	10,000
	-	10,000

Outstanding common stock of Kitara recognized at the date of the reverse merger	$-	$8,000,000

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$-	$6,896,000
Property and equipment, net	-	1,138,000
Deferred income taxes	-	2,843,000
Other assets	-	172,000
Intangible assets	-	614,000
Goodwill	-	2,869,000
Accounts payable and accrued expenses	-	(4,866,000)
Advertiser deposits	-	(29,000)
Revolving credit facility	-	(1,437,000)
Note payable - stockholder - current	-	(102,000)
Note payable - stockholder - long-term, net	-	(98,000)
Total purchase price	-	8,000,000

Non-cash consideration	-	8,000,000

Non-cash consideration consisting of:

Common stock issued in connection with the reverse merger with Kitara Media Corp	$-	$8,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services. Propel is a holding company for Propel Media LLC (“Propel Media”), a California limited liability company, and Kitara Media Corp. (“Kitara”), a Delaware corporation (Propel, Propel Media and Kitara, together, the “Company”).

Propel delivers advertising via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has more than 1,400 advertiser customers and serves millions of ads per day.

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

Propel was formed on October 7, 2014. On January 28, 2015, Propel consummated the “reverse business combination” (the “Reverse Merger” or the “Transactions”) as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (“Transferors” or “Members”) (See Note 4 – Reverse Business Combination and Recapitalization). Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel.

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

Immediately following the Reverse Merger, the Transferors owned 61.7% of the merged company and the former stockholders of Kitara owned 38.3% of the merged company.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business, continued

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

Recent Developments

Reduction in Force and Management Restructuring

On April 26, 2016, Propel began notifying its employees about plans to reduce the Company’s workforce by approximately 20% percent. The notifications were completed on April 27, 2016. These actions were part of a strategic plan designed to improve operational and cost efficiency. For the most part, the employee reductions were in the Company’s publisher driven business. The Company intends to de-emphasize that business unit and will transfer its responsibilities to the remaining employees of the Company.

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

On April 26, 2016, the Company also entered into an amendment (the “Amendment”) to the employment agreement, dated as of March 5, 2015, as amended, with David Shapiro, the Company’s Chief Operating Officer. The Amendment increases Mr. Shapiro’s base salary from $320,000 to $350,000, effective as of May 1, 2016.

Sale of Health Guru Operations

On April 27, 2016, the Company sold certain assets of its Health Guru business. Pursuant to the purchase and sale agreement, the Company received a cash payment of $54,000 at closing. The Company is eligible to receive contingent consideration consisting of (i) upon each closing of a capital raise from an outside third party conducted by the purchaser for the Health Guru business, up to $200,000 in the aggregate among all such closings, provided that only 5% of the net proceeds (after deducting commissions and expenses) from any such raise shall be used to satisfy this payment obligation and (ii) quarterly payments over the 36 months following the closing date equal to 50% of the quarterly profits generated in full, or in part, by the assets, provided that such payments shall not exceed $2,000,000 in the aggregate. Through September 30, 2016, other than the gross cash proceeds from seller of $54,000, the Company has received no other consideration from the sale of the Health Guru business.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Liquidity and Capital Resources

As of September 30, 2016, the Company’s cash on hand was $1,263,000 and the Company had a working capital deficit of $5,383,000. The Company recorded net losses of $142,000 and $679,000 for the three and nine months ended September 30, 2016, respectively. The net loss for the three months ended September 30, 2016 reflected an income before income tax of $2,108,000 and an income tax expense of $2,250,000. The net loss for the nine months ended September 30, 2016 reflected an income before income tax expense of $1,208,000 and an income tax expense of $1,887,000. The 2016 income tax expense includes charges of approximately $1,437,000, principally to adjust the Company’s deferred income tax accounts for updated estimates for state apportionment factors. The Company has historically met its liquidity requirements through operations.

As of September 30, 2016, the borrowing base under the Revolving Loan was approximately $3,244,000. After consideration of the outstanding balance of $0 under the Revolving Loan, there remained $3,244,000 available to be borrowed at September 30, 2016 under the Revolving Loan.

Cash flows used in financing activities for the nine months ended September 30, 2016 consisted of $5,250,000 of principal repayments on the Company’s Term Loan and repayments of $1,762,000 of the Revolving Loan.

The Company’s operating cash flows are dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. Due to certain broad-based industry changes, commencing in 2015, the Company has been losing user audience from its third party application partners. As a counter measure to rebuild its user audience, the Company has been developing an owned and operated audience of users. During the second and third quarters of 2016, based upon continuously evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, the Company found it more difficult and expensive to grow and retain user audience through its owned and operated user audience. This made it difficult to increase revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners. The Company is developing alternative products and methodologies through which it will acquire additional user audience.

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of September 30, 2016. Based upon its current projections, the Company may not be in compliance with its future leverage ratio requirements. The Company is in discussions with the Lenders to obtain a waiver or other modification of its obligations under the Financing Agreement. There is no guarantee that the Lenders will approve a waiver and/or a modification of the Financing Agreement that would be acceptable to both the Lenders and the Company.

Subject to the Company’s favorable progress in its initiatives to cost effectively develop and maintain its user audience and subject to a favorable resolution of its compliance obligations with the Lenders, management believes that the Company’s cash balances on hand and cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through November 2017.

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

Cash

The Company’s credit facility includes the Revolving Loan. The Company classifies a negative balance outstanding under the Revolving Loan as cash, as these amounts are legally owed to the Company and are immediately available to be drawn upon by the Company.

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

The allowance for doubtful accounts as of September 30, 2016 and December 31, 2015 was $217,000 and $290,000, respectively.

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations. Based upon the decline of performance of the Health Guru operations, the Company recorded impairment charges of $0 and $129,000 for the three and nine months ended September 30, 2016, respectively, representing the remaining book value of the video library.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon the decline in performance of the Health Guru operations, the Company recorded impairment charges of $0 and $54,000 for the three and nine months ended September 30, 2016, respectively, to record the write off of the book value of Health Guru’s internally developed capitalized software.

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

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition” (“ASC 605”). Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured and the amounts are fixed and determinable. The gross advertising campaign revenue is recognized in the period that the advertising impressions, clicks or actions occur, provided that all other revenue recognition criteria have been met. The Company’s agreements do not require a guaranteed minimum number of impressions, clicks or actions. With respect to advertising campaign activities, the Company acts as a principal in that it is the primary obligor to the advertiser customer.

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying condensed consolidated balance sheets.

Cost of Revenues

Publisher expenses and other service costs represent the costs of acquiring advertising consumers for the Company’s publisher network, revenue-sharing costs to third party application developer partners, publisher costs of third-party networks and properties, transaction costs, and commissions to sales representatives for advertising revenue. The majority of the publisher expense represents marketing expenses to obtain new users for the Company’s owned and operated properties. Acquisition costs of new users are incurred on the date the user joins as a Company owned and operated user or when a prospective user views an impression of the Company’s advertising, and are accordingly charged to earnings on those respective dates. The advertising revenue associated with a user is recognized as it occurs over the period in which such user is part of the Company’s owned and operated network. The Company allows an approved group of third party application developer companies to distribute the Company’s advertising to its users through a revenue-share arrangement. The Company charges to expense the collected revenue-sharing costs of advertising units to users of third party application developer companies when the impression, click or action occurs.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant vendors are presented in the following table for the three months and nine months ended September 30, 2016 and 2015. There were no concentrations of revenue or accounts receivable from key customers and no vendor concentrations within accounts payable during these periods;

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
The Company’s largest vendors are presented as a percentage of the Company’s aggregate cost of revenues	14.0% and 13.7% of cost of revenue from two vendors respectively	None over 10%	16.7%, 14.8%, and 13.6% of cost of revenues from three vendors respectively	11.1% of cost of revenues from one vendor

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of September 30, 2016 and December 31, 2015, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Summary of Significant Accounting Policies, continued

Income Taxes, continued

The unaudited pro forma computation of income tax expense included in the consolidated statement of operations for the three and nine months ended September 30, 2015, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been fully subject to U.S. federal and state income taxes as a corporation for all periods presented.

During the three and nine months ended September 30, 2016, the Company’s income tax provision included a charge of approximately $1,437,000 to reduce deferred income tax assets, principally to reflect updated estimated state apportionment factors for future state income taxes.

During the nine months ended September 30, 2015, the Company recorded a one-time tax benefit of $31,386,000, for the change in income tax status of Propel Media. During the nine months ended September 30, 2016 and 2015, except for each of the above noted one-time adjustments, income tax related to ordinary income in such interim periods was computed at an estimated annual effective tax rate of 37% and 40% for each of the periods ending September 30, 2016 and 2015, respectively.

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. As of September 30, 2016 and 2015, the Company excluded potential common shares resulting from the exercise of stock options (23,517,500 and 28,675,000 potential common shares, respectively) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2016 through the date these condensed consolidated financial statements were issued. Management has concluded that there were no subsequent events that required disclosure in these condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments for this update provide guidance on the eight specific cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

Pursuant to the Exchange Agreement, as amended on January 26, 2016, the $10,000,000 Deferred Obligation is payable in cash and/or stock not later than, June 30, 2019. The Company can pay the $10,000,000 Deferred Obligation from the raising of capital via an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Mr. Pobre, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Holdco Common Stock is listed (or if not so listed, the bid price on the over-the-counter bulletin board) on the date prior to the date on which such shares are issued to the Transferors.

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

For the three month ended September 30, 2016 and 2015, the Company recorded discount amortization of $148,000 and $337,000, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded discount amortization of $493,000 and $881,000 respectively. The unamortized discount was $1,584,000 as of September 30, 2016 and $2,077,000 as of December 31, 2015.

The following represents the obligations to Transferors outstanding under the Exchange Agreement as of September 30, 2016.

Obligations to Transferors
Amount due on or before June 30, 2019	$10,000,000
Amount due January 28, 2019	6,000,000
Total, gross	16,000,000
Less: discount	(1,584,000)
Total, net	$14,416,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Reverse Business Combination and Recapitalization, continued

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015. The pro forma financial results are not shown for the three months ended September 30, 2015, since pro forma and actual results are the same.

For the Nine Months Ended
September 30, 2015
Revenues	$61,008,000
Net income	$1,103,000
Pro forma net income per common share, basic and diluted	$0.00
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 nor are they necessarily indicative of future consolidated results.

Note 5 – Intangibles

Intangible assets are comprised of the following:

	As of
	September 30, 2016	December 31, 2015
Domain and trade names (indefinite life)	$20,000	$20,000
Video library	-	313,000
Total Intangible Assets	20,000	333,000
Less: Accumulated amortization	-	(145,000)
Net	$20,000	$188,000

Intangible assets as of September 30, 2016 consist of the Propel Media trade name at a cost of $20,000. Amortization expense was $0 and $39,000 for the three months ended September 30, 2016 and 2015 respectively and $39,000 and $106,000 for the nine months ended September 30, 2016 and 2015, respectively (See Note 3 for the discussion of the impairment of the video library).

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded amortization of the closing fee as interest expense of $190,000 and $206,000, for the three months ended September 30, 2016 and 2015, respectively, and $577,000 and $556,000 for the nine months ended September 30, 2016 and 2015, respectively. The balance of the closing fee original issue discount as of September 30, 2016 was $1,544,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $806,000 and $845,000, for the three months ended September 30, 2016 and 2015, respectively, and $2,431,000 and $2,281,000 for the nine month ended September 30, 2016 and 2015, respectively. The balance of the accreted Deferred Fee as of September 30, 2016 was $5,548,000, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $60,000 and $66,000 for the three months ended September 30, 2016 and 2015, respectively, and $184,000 and $180,000, respectively for the nine months ended September 30, 2016 and 2015. The balances of the unamortized debt issuance costs of $487,000 and $671,000 is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company was in compliance with the covenants under the Financing Agreement. However, based upon its current projections, the Company may not be in compliance with the leverage ratio as of December 31, 2016 (See Note 2). The Company is in discussions with the Lenders to obtain a waiver or other modification of its obligations under the Financing Agreement.

Term Loan

The following represents the obligation outstanding as of September 30, 2016 under the Term Loan:

Term Loan
Principal	$69,281,000
Discounts	(2,031,000)
Accreted value through September 30, 2016 of the Deferred Fee ($12,500,000)	5,548,000
Net	72,798,000
Less: Current portion	(6,066,000)
Long-term portion	$66,732,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement, continued

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2016 (three months)	$1,750,000
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	69,281,000
Less: debt discount	(2,031,000)
Plus: accreted value through September 30, 2016 of the Deferred Fee ($12,500,000)	5,548,000
Total, net	72,798,000
Less: current portion	(6,066,000)
Long-term debt	$66,732,000

Revolving Loan

As of September 30, 2016, the Revolving Loan had a balance of $0 and $3,244,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR rate for the interest period in effect for such Loan (but not less than 1%) (7.0% during the nine months ended September 30, 2016), or (ii) the bank’s reference rate (9.5% during the nine months ended September 30, 2016). During the nine months ended September 30, 2016, the Company received a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Propel Media and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the three months ended September 30, 2016 and 2015, totaled $838,000 and $660,000 respectively, and $2,353,000 and $1,935,000 during the nine months ended September 30, 2016 and 2015, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $264,000 and $3,000 as of September 30, 2016 and December 31, 2015, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

On January 28, 2015, in connection with the Reverse Merger, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the three months ended September 30, 2016 and 2015 the Company has incurred a total of $47,000 and $97,000 respectively, and during the nine months ended September 30, 2016 and 2015 the Company has incurred a total of $149,000 and $435,000 respectively, representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $15,000 and $7,000 as of September 30, 2016 and December 31, 2015, respectively and was included within accrued expenses in the condensed consolidated balance sheets.

The Company had a note payable due on January 1, 2023 to Mr. Robert Regular, the Company’s prior Chief Executive Officer. On June 30, 2016, Mr. Regular forgave this note in exchange for a $5,000 cash payment and rights to a certain website, domain name, and email member databases that were acquired by the Company in connection with the January 28, 2015 Reverse Merger. As a result, on June 30, 2016, the Company recognized a gain of $106,000 from extinguishment of debt, which is shown within other income (expense) on the consolidated statement of operations.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies, continued

Operating leases, continued

Rent expense totaled $106,000 and $212,000 during the three months ended September 30, 2016 and 2015, respectively, and $323,000 and $572,000 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense for the nine months ended September 30, 2016 included a reversal of $123,000 of deferred rent, recognized upon the termination of the New Jersey office lease at the end of April 30, 2016. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2016 (three months)	$147,000
2017	594,000
2018	458,000
$1,199,000

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at September 30, 2016, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $41,000 and $40,000 during the three months ended September 30, 2016 and 2015, respectively, and $178,000 and $152,000 during the nine months ended September 30, 2016 and 2015, respectively.

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

Effective January 28, 2015, Propel assumed the 2012 Plan and 2013 Plan, and all outstanding stock options thereunder. Propel amended the plans so that no further awards may be issued under such plans after the closing of the Reverse Merger.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of stock option award:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	28,755,000	$0.48	$0.22	7.6	$40,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or canceled	(5,237,500)	0.42	0.20	-	-
Outstanding at Sept. 30, 2016	23,517,500	$0.50	$0.27	7.1	$-

Exercisable at Sept. 30, 2016	12,890,012	$0.45	$0.24	6.1	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTCBB on September 30, 2016. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Note 10 – Stock-Based Compensation, continued

Stock Option Award Activity, continued

	Option Grants	Option Grants	Option Grants	Option Grants	Option Grants
	Consultants Mark-to-Market Adjustments Options Vested at March 6, 2016	Consultants Mark-to-Market Adjustments Options Vested at June 6, 2016	Consultants Mark-to-Market Adjustments Options Vested at September 6, 2016	Consultants Mark-to-Market Adjustments of Unvested Options granted on March 6, 2015 as of September 30, 2016	Consultants Mark-to-Market Adjustments of Unvested Options granted on November 3, 2015 as of September 30, 2016

Stock Price	$0.24	$0.05	$0.03	$0.02	$0.02
Exercise Price	$0.55	$0.55	$0.55	$0.55	$0.55
Number of Options Granted	1,067,500	264,375	264,375	2,643,750	190,000
Dividend Yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected Volatility	67.1%	66.6%	66.6%	66.6%	66.6%
Risk-free interest rate	1.5%	1.4%	1.4%	1.2%	1.2%
Expected Life (in years)	9.0	8.7	8.5	8.4	9.1

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $240,000 and $408,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,412,000 and $952,000 for the nine months ended September 30, 2016 and 2015, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of September 30, 2016, the unamortized value of options was $2,207,000. As of September 30, 2016, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 2.4 years.

Note 11 – Executive Bonus Plan

The Company previously sponsored the Propel Media Incentive Profit Sharing Plan (the “Profit Sharing Plan”). Effective January 1, 2016, the Profit Sharing Plan was replaced with the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $237,000 and $390,000 for the three months ended September 30, 2016 and 2015, respectively, and $600,000 and $1,054,000 for the nine months ended September 30, 2016 and 2015, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At September 30, 2016 and December 31, 2015, the accrued executive bonuses were $234,000 and $416,000 respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

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

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. Propel has approximately 1,400 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users that it has acquired through a user-driven business model. These users have agreed to see advertising in exchange for free content that Propel provides (we sometimes refer to this content as our “owned and operated properties”). In this model, Propel also serves advertising through partners who also acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users (we sometimes refer to these partners as our “third party application partners”).

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

The results of operations for the three and nine months ended September 30, 2016 fully include the operations of Kitara for these same periods. The results of operations for the nine months ended September 30, 2015 include the results of operations for Kitara only since January 28, 2015.

Operational Restructuring

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$13,687,000	$19,106,000	$44,589,000	$60,052,000
Cost of revenues	3,826,000	7,304,000	16,430,000	27,490,000
Gross profit	9,861,000	11,802,000	28,159,000	32,562,000

Operating expenses:
Salaries, commissions, benefits and related expenses	2,581,000	3,939,000	10,501,000	11,158,000
Technology, development and maintenance	883,000	935,000	3,086,000	2,855,000
Sales and marketing	20,000	23,000	69,000	55,000
General and administrative	233,000	1,149,000	1,233,000	2,621,000
Professional services	416,000	204,000	996,000	1,531,000
Depreciation and amortization	525,000	498,000	1,723,000	1,321,000
Impairment of software and video library	-	-	183,000	-

Operating expenses	4,658,000	6,748,000	17,791,000	19,541,000

Operating income	5,203,000	5,054,000	10,368,000	13,021,000

Other income (expense):
Interest expense, net	(3,095,000)	(3,645,000)	(9,284,000)	(9,989,000)
Gain from extinguishment of debt	-	-	106,000	-
Other income	-	-	18,000	-
Total other expense	(3,095,000)	(3,645,000)	(9,160,000)	(9,989,000)

Income before income tax (expense) benefit	2,108,000	1,409,000	1,208,000	3,032,000
Income tax (expense) benefit	(2,250,000)	(972,000)	(1,887,000)	31,053,000
Net (loss) income	$(142,000)	$437,000	$(679,000)	$34,085,000

Adjusted EBITDA (a non-GAAP measure)

Net (loss) income	$(142,000)	$437,000	$(679,000)	$34,085,000
Depreciation and amortization	525,000	498,000	1,723,000	1,321,000
Impairment charges	-	-	183,000	-
Interest expense, net	3,095,000	3,645,000	9,284,000	9,989,000
Stock-based compensation expense	240,000	408,000	1,412,000	952,000
Taxes	2,206,000	972,000	1,897,000	(31,053,000)
Bank fees (credits)	26,000	45,000	(3,000)	271,000
Merger and other one-time expenses	172,000	10,000	225,000	1,099,000
Severance	13,000	56,000	913,000	494,000
Adjusted EBITDA (a non-GAAP measure)	$6,135,000	$6,071,000	$14,955,000	$17,158,000

Three Months Ended September 30, 2016 and 2015

Revenue

Consolidated revenue for the three months ended September 30, 2016 decreased by $5,419,000, or 28%, to $13,687,000 as compared to $19,106,000 for the three months ended September 30, 2015. The decrease in revenue was principally due to the decrease of revenue attributable to users from our third party application partners throughout 2015 and continuing into 2016 due to policy changes instituted by those who operate the marketplace’s largest web browsers, which limited the ability of our third party application partners to distribute their products. Revenue attributable to users from our third party application partners decreased more than the overall decrease for the period but such decrease was partially offset by increased revenue from users from our owned and operated properties. Significant emphasis is being placed on media buying to grow our higher lifetime value users from our owned and operated audience on a more cost efficient basis, thus lessening our dependency on lower lifetime value users from our third party application partners (who respond at a lower level to offers presented by our advertisers). During the second and third quarters of 2016, based upon continuously evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, it has become more difficult to grow and retain user audience through our owned and operated user audience. This is making it difficult for us to increase our revenues from users from our owned and operated properties and correspondingly offset the revenue declines from the users from our third party application partners.

Gross profit

Gross profit for the three months ended September 30, 2016 decreased by $1,941,000 or 16% to $9,861,000 as compared to $11,802,000 for the three months ended September 30, 2015. Gross profit percentage improved to 72% during the three months ended September 30, 2016 from 62% during the three months ended September 30, 2015. Our user audience has shifted substantially to that of our owned and operated properties and away from that of our third party application partners. As such, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of the commissions paid to the third party application partners based directly on ads served by us to the users from our third party application partners. Our revenue per user improved as compared to the same period in 2015, principally on account of improvements in the profile of the user audience brought about through enhanced content offers. During the three months ended September 30, 2016, our media buy acquisition costs were lower on account of the above noted systemic industry changes and the migration of certain of our typical users to other platforms, such as mobile.

Operating income

Operating income for the three months ended September 30, 2016 increased by $149,000 or 3% to $5,203,000 as compared to $5,054,000 for the three months ended September 30, 2015. Operating income as a percentage of revenue increased to 38% for the three months ended September 30, 2016 from 26% for the three months ended September 30, 2015. The increase in operating income was principally due to lower employee costs and administrative expenses, as a result of the headcount reduction, the sale of HealthGuru, and the closing of the New York office in April 2016, offset by lower revenues and gross profit.

Cost of revenues

Cost of revenues for the three months ended September 30, 2016 decreased by $3,478,000, or 48%, to $3,826,000 as compared to $7,304,000 for the three months ended September 30, 2015. The decrease for the three months ended September 30, 2016 was attributable principally to our reduction in media buy spending, as discussed above.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended September 30, 2016 decreased by $1,358,000, or 35% to $2,581,000 as compared to $3,939,000 for the three months ended September 30, 2015. The decrease for the three months ended September 30, 2016 was primarily due to our reduction of 22 employees and consultants in connection with our April 2016 operational restructuring, resulting in lower salaries and incentive compensation of $857,000 and a reduction of $169,000 in stock compensation.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended September 30, 2016 decreased by $52,000 or 6%, to $883,000 as compared to $935,000 for the three months ended September 30, 2015. The decrease was principally due to reduced software and hosting expenses in connection with the consolidation of our technology operations, offset by increases in technology resources engaged during the three months ended September 30, 2015 to support our revenue, media buying and new revenue diversification initiatives.

Other costs and operating expenses

Other costs and operating expenses (marketing and promotional, general and administrative, and professional services) for the three months ended September 30, 2016 decreased by $707,000 or 51%, to $669,000 as compared to $1,376,000 for the three months ended September 30, 2015. The decrease was principally due to a $446,000 decrease in bad debt expense on account of certain account recoveries, a $109,000 decrease in rent attributable to the closing of the New Jersey and New York office locations, and reductions in other operating costs attributable to the April 2016 operational restructuring.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2016 increased by $27,000, or 5%, to $525,000 as compared to $498,000 for the three months ended September 30, 2015. The increase was principally a result of capitalized software for a large project being placed in service in September 2015 and such software being amortized through August 31, 2016, resulting in an increase in amortization during the three months ended September 30, 2016.

Interest expense

Interest expense for the three months ended September 30, 2016 decreased by $550,000 or 15% to $3,095,000 as compared to $3,645,000 for the three months ended September 30, 2015. The decrease in interest expense was primarily due to the $7,000,000 principal reduction on the term loan and lower average balance outstanding on the revolver.

Net loss

Net loss for the three months ended September 30, 2016 was $142,000, as compared to net income of $437,000 for the three months ended September 30, 2015, showing a decrease of $579,000. Income before income tax was $2,108,000 for the three months ended September 30, 2016, as compared to a income before income tax of $1,409,000 for the three months ended September 30, 2015. The increase in the income before income tax of $699,000 during the three months ended September 30, 2016 was principally attributed to the decrease in interest expense of $550,000. The decrease in net income for the three months ended September 30, 2016 was primarily due to an increase in income tax expense, which included a charge of $1,437,000, principally to reflect adjustments to the deferred asset accounts for updated estimated state apportionment factors for future state income taxes.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, and is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 27 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended September 30, 2016 increased by $64,000, or 1%, to $6,135,000 as compared to $6,071,000 for the three months ended September 30, 2015. This increase is principally on account of reductions in recurring operating costs.

Nine Months Ended September 30, 2016 and 2015

Revenue

Consolidated revenue for the nine months ended September 30, 2016 decreased by $15,463,000, or 26%, to $44,589,000 as compared to $60,052,000 for the nine months ended September 30, 2015. The decrease in revenue was principally due to the decrease of revenue attributable to users from our third party application partners due to policy changes instituted by those who operate the marketplace’s largest web browsers, which limited the ability of our third party application partners to distribute their products. Revenue attributable to users from our third party application partners decreased more than the overall decrease for the period but such decrease was partially offset by increased revenue from the Company’s owned and operated properties. We have placed a significant emphasis on media buying to grow our higher lifetime value users from our owned and operated user audience on a more cost efficient basis, thus lessening our dependency on lower lifetime value consumers from users from our third party application partners who respond at a lower level to offers presented by our advertisers. During principally the first half of 2016, based upon continuously evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we have experienced shorter lives of our users, making it more difficult and expensive to grow and retain user audience through our owned and operated user audience. This is making it difficult for us to increase our revenues from users from our owned and operated properties and correspondingly offset the revenue declines from users from our third party application partners.

Gross profit

Gross profit for the nine months ended September 30, 2016 decreased by $4,403,000 or 14% to $28,159,000 as compared to $32,562,000 for the nine months ended September 30, 2015. Gross profit percentage improved to 63% during the nine months ended September 30, 2016 from 54% during the nine months ended September 30, 2015. Our user audience has shifted substantially to that of our more profitable owned and operated properties and away from that of our third partly application partners. As such, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of the commissions paid to the third party application partners based directly on ads served by us to the users from the third party application partners. During the nine months ended September 30, 2016, our revenue per user improved as compared to the same period in 2015, principally on account of improvements in the profile of the user audience brought about through enhanced content offers. During the nine months ended September 30, 2016, media buy acquisition costs were lower on account of the above noted systemic industry changes and the migration of certain of our typical users to other platforms, such as mobile. Our media buying for the nine months ended September 30, 2016 was less, but more precisely targeted to our specific user audiences.

Operating income

Operating income for the nine months ended September 30, 2016 decreased by $2,653,000 or 20% to $10,368,000 as compared to $13,021,000 for the nine months ended September 30, 2015. Operating income as a percentage of revenue increased to 23% for the nine months ended September 30, 2016 from 22% for the nine months ended September 30, 2015. The decrease in operating income was principally due to a decrease of gross profit of $4,403,000, partially offset by a decrease in operating expenses, principally personnel and office expenses, related to our April 2016 operational restructuring.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2016 decreased by $11,060,000, or 40% to $16,430,000 as compared to $27,490,000 for the nine months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 was attributable principally to the shift in spending toward our owned and operated properties for user audience acquisition. The decline in costs of sales is principally on account of the reduction in commissions paid to our third party application partners of $6,431,000 and reductions in costs incurred for publishers of $2,684,000.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the nine months ended September 30, 2016 decreased by $657,000, or 6% to $10,501,000 as compared to $11,158,000 for the nine months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 was primarily due to approximately $1,536,000 in lower salary and related benefit costs in connection with the April 2016 reduction in headcount, offset by higher severance costs of $419,000 and additional stock-based compensation of $460,000 principally due to accelerated vesting of option awards.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the nine months ended September 30, 2016 increased by $231,000 or 8%, to $3,086,000 as compared to $2,855,000 for the nine months ended September 30, 2015. The increase was principally due to additional technology resources to support our revenue and media buying initiatives.

Other costs and operating expenses

Other costs and operating expenses (marketing and promotional, general and administrative, and professional services) for the nine months ended September 30, 2016 decreased by $1,909,000 or 45%, to $2,298,000 as compared to $4,207,000 for the nine months ended September 30, 2015. The decrease was principally due to lower legal, accounting and tax service fees during the nine months ended September 30, 2016. The higher professional fees incurred during 2015 were principally in conjunction with the Transactions and the initial public company obligations.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2016 increased by $402,000, or 30%, to $1,723,000 as compared to $1,321,000 for the nine months ended September 30, 2015. The increase was principally a result of capitalized software for a large project being placed in service and amortized in connection with the Company’s ongoing technology development.

Impairment of software and intangible assets

Impairment charges for the nine months ended September 30, 2016 were $183,000 compared to $0 for the nine months ended September 30, 2015. The impairment was a result of writing off the carrying amounts of Health Guru’s software and video library due to declines in the performance of the related business. Management concluded that this impairment charge was necessary in connection with its preparation of the financial statements for the fiscal quarter ended March 31, 2016.

Other income (expense)

Interest expense, net decreased by $705,000 to $9,284,000 for the nine month ended September 30, 2016 compared to $9,989,000 for the nine month ended September 30, 2015. The decrease was principally due to the decrease in the balance of the Term Loan. The decrease in interest expense also reflects the benefit of a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

On June 30, 2016, our former Chief Executive Officer forgave a promissory note due from the Company to him on January 1, 2023. As a result, we recognized a gain of $106,000 from extinguishment of debt.

Net loss

Net loss for the nine months ended September 30, 2016 was $679,000, as compared to net income of $34,085,000 for the nine months ended September 30, 2015. Income before income tax benefit was $1,208,000 for the nine months ended September 30, 2016, as compared to income before income tax benefit of $3,032,000 for the nine months ended September 30, 2015. The decrease in the income before income tax expense of $1,824,000 during the nine months ended September 30, 2016 was principally on account of a decline in operating income of $2,653,000 offset by a decrease in interest expense of $705,000. The 2016 income tax expenses includes charges of $1,437,000, principally to reflect adjustments to the deferred asset accounts for updated estimated state apportionment factors for future state income taxes. The decrease in net income (loss) for the nine months ended September 30, 2016 was primarily due to the one-time income tax benefit of $31,386,000 to recognize deferred tax assets for the step up in basis for income tax purposes in connection with the change in income tax status of Propel Media.

Adjusted EBITDA (a non-GAAP measure)

Adjusted EBITDA for the nine months ended September 30, 2016 decreased by $2,203,000, or 13%, to $14,955,000 as compared to $17,158,000 for the nine months ended September 30, 2015. Overall the decrease in Adjusted EBITDA was principally due to the decrease in revenue and related gross profit.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s cash on hand was $1,263,000 and the Company had a working capital deficit of $5,383,000. The Company recorded net loss of $142,000 for the three months ended September 30, 2016 and a net loss of $679,000 for the nine months ended September 30, 2016. The net income for the three months ended September 30, 2016 reflected an income before income tax of $2,108,000 and a tax expense of $2,250,000. The net loss for the nine months ended September 30, 2016 reflected an income before income tax expense of $1,208,000 and an income tax expense of $1,887,000.

Historically and through November 2016 we have relied on cash flows provided by operations to fund operations and operating obligations.

Our operating cash flows are dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. During principally the first half of 2016, based upon continuously evolving systemic industry changes, including by companies who operate the marketplace’s largest web browsers, we found it more difficult to grow and retain user audience through our owned and operated network. This made it difficult for us to increase our revenues from owned and operated properties and correspondingly offset the revenue declines from the third party application partners. In order to offset these factors, the Company is working to develop projects that it believes will help to grow its user audience and to diversify its sources of revenue.

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

As of September 30, 2016, our indebtedness includes $69,281,000 for our Term Loan (bearing interest at approximately 10% per annum) and a balance of $0 for our Revolving Loan (bearing interest at 7.0% per annum for loans based upon Libor and 9.5% per annum for reference rate loans). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the Exchange Agreement) of deferred payment obligations to the Transferors, and a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of September 30, 2016, the borrowing base under the Revolving Loan was approximately $3,244,000. After consideration of the outstanding balance of $0 under the Revolving Loan, there remained $3,244,000 available to be borrowed at September 30, 2016 under the Revolving Loan.

The Financing Agreement contains a financial covenant that requires us to maintain a specified total net leverage ratio as of each calendar quarter end. The total net leverage ratio as of any such date is defined as the ratio of certain debt on such date to Adjusted EBITDA (as defined in the Financing Agreement) for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 3.25:1.00 as of September 30, 2016. Our total leverage ratio as of such date was 3.18:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The total leverage ratio that we must maintain decreases in each of the next six quarters, from 2.98:1.00 as of December 31, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter. The Financing Agreement contains other covenants, as well, including, but not limited to, covenants that (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

Based upon our current projections, we may not be in compliance with our future leverage ratio requirements.

We are currently in compliance with all covenants under the Financing Agreement and other loan documents.  However, as discussed above, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown.  Any one or more of such factors could, directly or indirectly, cause us to fail to be in compliance with one or more of the covenants under the Financing Agreement and other loan documents as of December 31, 2016 or in any subsequent quarter in the future.  We are currently in discussions with the Lenders regarding the financial covenants under the Financing Agreement in order to attempt to ensure our future compliance with such covenants.  However, there is no assurance that we will be successful in negotiating any changes to such covenants.  Readers are cautioned to review the risks set forth in the periodic reports we file with the SEC for information relating to the risks surrounding our continued compliance with such covenants

Subject to the impact of the factors as discussed above, management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through November 2017.

Net cash provided by operating activities

Net cash provided by operating activities was $7,495,000 for the nine months ended September 30, 2016, compared to $6,861,000 for the nine months ended September 30, 2015, an increase of $634,000. The increase in cash provided by operating activities was primarily due to the reduction of $2,094,000 in accounts receivable offset by a decrease of $1,572,000 in the change in accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $849,000 for the nine months ended September 30, 2016, compared to $963,000 provided by investing activities for the nine months ended September 30, 2015. The net cash used in investing activities for the nine months ended September 30, 2016 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment. The net cash provided by investing activities for the nine months ended September 30, 2015 is mainly composed of the cash acquired in connection with the reverse merger with Kitara Media Corp offset by purchases of property and equipment

Net cash used in financing activities

Net cash used in financing activities was $7,012,000 for the nine months ended September 30, 2016, as compared to $9,114,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash flows used in financing activities consisted of a $5,250,000 principal reduction of the Term Loan and net repayments of $1,762,000 under the Revolving Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 3 of the condensed consolidated financial statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2016, we had approximately $69,281,000 of total indebtedness (comprised of $69,281,000 for our Term Loan and $0 for our revolving loan). We may not be able to generate sufficient profits and cash to service such debt as cash payments become due or to meet the various ratio requirements of our indebtedness. If new debt is added to our current debt levels, the related risks for us could intensify.

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

In addition, the Financing Agreement contains a financial covenant that requires us to maintain a certain total leverage ratio (as defined in the Financing Agreement). Under this covenant, we were required to maintain a total leverage ratio of no more than 3.25: 1.00 as of September 30, 2016. Our total leverage ratio as of such date was 3.18:1.00. The total leverage ratio that we must maintain decreases in each of the next six quarters, from 2.98:1.00 as of December 31, 2016 to 2.30:1.00 for March 31, 2018 and each quarter thereafter. Based upon our current projections, we may not be in compliance with our future leverage ratio requirements. If we were to default on this financial covenant, such default, if not waived by our lender, could severely limit our ability to raise additional debt and equity capital that we might need to maintain and grow our business, could restrict our opportunities to participate in mergers and acquisitions, and potentially constrain our ability to cost effectively execute on our business plan. Furthermore, we are dependent upon our lenders for our revolving borrowing arrangement, which we rely upon as a source of borrowing for our operations. If we do not maintain compliance with this financial covenant, we may lose our ability to draw upon the revolver arrangement and the lender may accelerate our obligation to repay the amounts due. Should the funding under the Financing Agreement become unavailable to us, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could result in the suspension of some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us. On the other hand, if we materially reduce our expenditures in order to comply with this financial covenant in the short term, our results of operations and financial condition could be materially adversely affected, which ultimately could lead to breach of this financial covenant in later periods.

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

PROPEL MEDIA, INC.

Date: November 14, 2016	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: November 14,2016	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

