Form 10-K
period 2016-12-31
Propel Media, Inc.
filed 2017-03-30
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was $985,566.

As of March 30, 2017, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless the context otherwise requires:

●	references to “Propel” or the “Company” and to “we,” “us” or “our” are to Propel Media, Inc., formerly known as Kitara Holdco Corp., a Delaware corporation, and its subsidiaries;

●	references to “Propel Media” are to Propel Media LLC, formerly known as Future Ads LLC (“Future Ads”), a California limited liability company that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara” are to Kitara Media Corp., a Delaware corporation that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara Media” are to Kitara Media, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Kitara;

●	references to “NYPG” are to New York Publishing Group, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara; and

●	references to “Tek Array” are to Tek Array, Inc., formerly known as Health Guru Media, Inc. (“Health Guru Media”), a Delaware corporation that is a wholly owned subsidiary of Kitara.

PART I

ITEM 1.	BUSINESS.

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

Propel primarily serves its advertising to users who are part of its owned and operated member-based network or the member-based networks of our third party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In this model, Propel also serves advertising through partners who acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users. In this model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer.

Propel has also developed a publisher business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through websites, and we serve the advertising in coordination with the publisher, network or exchange.

Propel’s principal executive office is located at 2010 Main Street, Suite 900, Irvine, CA 92614. Its telephone number at that location is (949) 251-0640.

History and Structure of Our Company

Overview

Propel was incorporated in Delaware on October 7, 2014 under the name “Kitara Holdco Corp.” It was formed for the purpose of completing the Transactions (as defined below). Prior to the completion of the Transactions, Propel had no assets and did not conduct any material activities other than those incidental to its formation. Upon completion of the Transactions, the businesses of Propel Media and Kitara became the business of Propel. In February 2015, Propel changed its name to “Propel Media, Inc.” to better reflect its current operations and its common stock began trading on the OTC Pink Market, operated by OTC Markets Group (“OTC Pink Market”) under the trading symbol “PROM.” In December 2015, Propel changed the name of Propel Media from “Future Ads LLC” to “Propel Media LLC” and the Company now conducts all of its business under the Propel Media brand name.

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

Immediately following the Merger and as part of a single integrated transaction, pursuant to the Exchange Agreement, the Transferors exchanged all of the outstanding Propel Media interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that will enable the Transferors to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain EBITDA levels during the 2015 to 2018 fiscal years, (iv) the right to receive, on or prior to June 30, 2019, $10,000,000 in cash and/or shares of Propel common stock, and (v) the right to receive, immediately after the payment of certain fees to Highbridge (as defined below) on or about the fourth anniversary of the closing, $6,000,000 in cash (the “Exchange”). The consideration payable to the Transferors was subject to a post-closing adjustment based on the working capital and indebtedness of Propel Media and the working capital of Kitara. On October 30, 2015, the Company paid $3,337,000 to the Transferors in full satisfaction of this post-closing adjustment. The Company did not achieve the required EBITDA level in 2015 or 2016 and accordingly no “earn out” payment was made with respect to such fiscal years. Pursuant to the Exchange Agreement, Propel also reimbursed the Transferors for all transaction expenses paid by Propel Media, its subsidiaries or the Transferors on or before the consummation of the Transactions, and assumed all of their unpaid transaction expenses as of such date. The aggregate transaction expenses reimbursed or assumed by it were $867,000.

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

Debt Financing

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Propel Media, as “Borrowers,” and certain of their subsidiaries, as “Guarantors,” entered into a financing agreement, as amended on December 23, 2016 (“Financing Agreement”), with certain financial institutions as “Lenders,” HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC) (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”).

Upon the closing of the Financing Agreement, the Term Loan was borrowed in full and $7,500,000 was made available to the Borrowers under the Revolving Loan. The proceeds of the Loans were used (a) to pay off and refinance the Credit and Security Agreement (the “Wells Fargo Credit Agreement”), dated as of November 1, 2013, by and between Kitara and Wells Fargo Bank, National Association (“Wells Fargo”), as amended and other existing indebtedness of the Borrowers, (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The remaining balance of the Term Loan and the Revolving Loan are due and payable on the Final Maturity Date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of the $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

Subject to the terms of the Financing Agreement, each Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the LIBOR for the interest period in effect for such Loan plus 6.00%.

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

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Financing Agreement also contains a financial covenant, as discussed in Item 7 below. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default.

Subsidiaries

Propel Media

Propel Media was formed in September 2008 as a California limited liability company under the name “Future Ads LLC.” Upon completion of the Transactions (as described above), Propel Media became a wholly owned subsidiary of Propel. In December 2015, Propel Media changed its name from “Future Ads LLC” to “Propel Media LLC.”

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

On June 12, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization, as amended on July 1, 2013, with Kitara Media, NYPG and the former holders of all of the outstanding membership interests of Kitara Media and all of the outstanding shares of common stock of NYPG. On July 1, 2013, pursuant to such agreement, Kitara Media and NYPG became wholly owned subsidiaries of Kitara. In connection with the transactions, Kitara ceased the operations of Andover Games. On July 1, 2013, Kitara’s operations became entirely those of Kitara Media and NYPG. On August 19, 2013, Kitara changed its name from “Ascend Acquisition Corp.” to “Kitara Media Corp.”

On December 3, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became Kitara’s wholly-owned subsidiary. On April 27, 2016, Propel sold substantially all the assets of the Health Guru Media business, and subsequently changed the name of Health Guru Media to “Tek Array, Inc.”

Upon completion of the Transactions (as described above), Kitara became a wholly owned subsidiary of Propel.

Opportunity

We believe the online advertising market is well positioned for growth with expanded ways in which audiences can connect to the Internet with a variety of cross screen devices. Market forecasts are showing significant growth in ad spend across all major digital ad formats:

1.	U.S. mobile ad spend in 2017 is forecasted to be $50.84 billion growing to $57.95 billion in 2018. (eMarketer)

2.	U.S. display ad spend in 2017 is forecasted to be $37.20 billion growing to $41.87 billion in 2018. (eMarketer)

3.	U.S. video ad spend in 2017 is forecasted to be $11.43 billion growing to $13.05 billion in 2018. (eMarketer)

4.	U.S. native ad spend in 2017 is forecasted to be $20.9 billion growing to $25.2 billion in 2018. (Business Insider Intelligence)

Propel is positioning itself to take advantage of these major industry growth trends.

Strategy

Propel participates in the online advertising market where advertisers reward providers who can deliver performance and return on advertising investment. The fundamental strategy of the business is to drive advertiser performance across all mediums and geographies. Key elements of the Propel strategy include:

1.	Increasing quality inventory from supply sources that deliver improved advertiser performance. This includes increasing Propel’s proportion of inventory coming from its owned and operated member-based network through increased investment in media buying to acquire users.

2.	Expanding revenues that come from video advertisers. As more advertiser budget moves from television to online, we see opportunities to increase the revenue we generate from distributing video advertisements on behalf of our advertisers.

3.	Expanding revenues that come from display advertisers. As display advertising budgets continue to increase, we see the opportunity to increase revenues we generate from distributing display advertisements on behalf of our advertisers.

4.	Expanding ad inventory by increasing our publisher-based syndication program to expand supply for video and display advertisements.

5.	Migrating into the mobile market to take advantage of advertiser demand for this segment of the market.

6.	Expanding globally.

Business

Overview

Propel generates revenue by selling advertising to advertisers and serving the advertising to users while they browse the Internet. We have two monetization models.

In one model (which we sometimes refer to herein as the “member-based business”), we have a direct relationship with users who have installed an extension in the users’ browsers or software that allows us to serve them advertising through their browsers as an overlay image on the content that they are viewing or in a new browser window or tab. In this model, we have no publisher relationship and as a result no publisher payments. We acquire a relationship with users in two ways: (i) through our owned and operated properties and (ii) through properties developed by our third party application partners. In each case, a user who accepts free access to our owned and operated property or to the application partner’s property agrees to receive advertisements served by us from advertisers using our Propel Media Platform as they browse the Internet. This allows us or our third party application partners to install an extension to the user’s browser or download software onto the user’s computer. The extension or software allows us to travel with the user as the user views content on the Internet. We capture the URLs and keywords of certain browsing pages viewed, and in real time determine if we have advertisers who have bid on keywords or the URL being browsed. If so, we serve the relevant advertising. In some situations, we have advertisers who wish to have us serve advertising on a run-of-network basis, which then permits us to serve ads across our user base without targeting parameters being established.

During 2016, as we transitioned away from the declining revenues from third party application partners, we focused on growing our user base via the marketing of our own and operated properties, such as free casual games and free lifestyle content. We continue to have a distinct media buying organization that purchases advertising on various online ad platforms and is dedicated to developing the user base acquired through our owned and operated properties for our member-based business model.

In the second model (which we sometimes refer to herein as the “publisher business model”), we develop publisher based syndication supply channels through relationships with web publishers, exchanges and other supply channels. In this model, there is a direct publisher relationship and we use the traffic from publishers as the user base to whom we serve ads. No extension or software is downloaded or otherwise used. In this model, we enter into a revenue share or CPM (as defined below) payment model with the publisher.

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

Propel’s sales team and account management organization are comprised, collectively, of 15 employees. They call on and support advertisers and their advertising campaigns. The sales and account management teams are responsible for acquiring new advertisers, developing campaign goals and strategies with advertisers or their agents and working with the clients to establish the ad formats that will run. They are also responsible for developing the return on investment metrics with the advertiser that will be used to help the account management organization or the advertiser understand performance as the campaign is running and will allow the account management organization, the salesperson and the advertiser to optimize campaigns to meet campaign goals.

Campaigns are set up and managed by either the salesperson, account manager or the advertiser themselves. These activities are executed through the Propel Media Platform. This platform allows Propel to work with advertisers to:

●	Process advertiser applications;

●	Accept or reject advertiser applications;

●	Record advertiser information, payment terms and semi-automate the advance payment process through credit card or wire transfer, if required;

●	Set up campaigns including:

o	Specifying the ad units to be employed for the campaign, which include:

▪	Video ads –Video ads are served to its audience on a run-of-network basis and the advertiser is charged when the ad is displayed (this is priced on a Cost Per Thousand Impressions, or CPM).

▪	Display ads – These are traditional box ads combining graphical images with ad copy. These ads are served based on targeted keywords. The advertiser is charged when the ad is displayed (this is referred to as Cost Per View, or CPV).

▪	Textlink ads – Ads that appear when the consumer places the mouse cursor over the targeted keyword. If the user clicks on the ad, the user is taken to the advertiser’s offer landing page that provides more information. The advertiser is only charged if the consumer clicks on the ad (this is referred to as Cost Per Click, or CPC).

▪	Native ads – These are content based ads that are generally served in a grouping of four to six native ad tiles with each tile representing a different ad or advertiser. If the user clicks on the ad tile, the user is taken to the content and ad offers. The advertiser is charged on a CPC basis.

o	Establishing targeting parameters by keywords and URLs that the advertiser chooses.

o	Establishment of bid price for keywords and URLs. As Propel Media Platform is a bid-based platform, the advertiser’s ad will be displayed if its bid price wins over other advertisers who are also bidding to serve their ads.

o	Establish links to ad creative that will run in each campaign.

●	Generate reports and metrics that allow real time campaign performance management.

Audience Development

Propel advertisers’ campaigns are dependent on having an audience to receive the advertising. Propel’s model is to reach its audience either directly or via partners.

Propel reaches audiences for its advertisers through two different business models:

●	The member-based business model acquires a relationship with users in two ways:

o	Owned and Operated Properties. Propel develops and distributes multiple free casual gaming sites and other lifestyle content properties. In this method, Propel buys media and advertises these gaming sites and lifestyle content properties on various online destinations, including gaming and social media portals. Propel provides its audience with access to its premium gaming and lifestyle content for free and obtains the user’s permission to serve advertising to them while they peruse content on the web. Propel incurs media costs to acquire audiences in this manner.

o	Application Partners’ Properties. Propel partners with third party application developers who have their own audience bases and are seeking to serve advertising to them. In this instance, Propel partners with these third party application developers to increase the total audience that Propel’s advertisers can reach with their advertisements. Propel operates under a revenue share model with its partners in this distribution model.

●	The publisher business model serves advertising through publisher based syndication supply channels. In this model, Propel develops direct relationships with publishers, networks and exchanges for supply and then purchases impressions from these supply sources. Propel operates under a revenue share model or on a fixed CPM with its partners in this distribution model.

During 2016, as we transitioned away from the declining revenues from third party application partners, we focused on growing our user base via the marketing of our own and operated properties, such as free casual games and free lifestyle content. This led to 77% of our 2016 revenue being generated by our owned and operated audience. Our revenue mix is expected to continue to be heavily weighted to supply coming from owned and operated audience and publisher business as opposed to our third party application partners.

Solutions, Technology & Services

Propel offers advertisers the ability to reach audiences in which performance is measured by their willingness to view an ad or click through to the advertisers landing page for more information or complete a conversion action as defined by the advertiser. Typical conversions might include, for example, making a purchase, filling out an automobile test drive form, taking a survey or filling out a request for more information from online education providers. Superior performance is achieved by having engaging ad units that target the right audiences and are served at the right scale and frequency. Although most creative work is done by the client, Propel offers design services to help improve campaign performance through more impactful creative ads and landing pages. Propel offers video, display, text link and native ad units that are designed for maximum impact and conversions.

Audience targeting is achieved through keywords and URLs. Advertisers bid on keyword and URL targets which they believe will be relevant to the content that their audiences will be consuming. An advertiser will bid on anywhere from a few to thousands of keywords and URLs at varying bid prices based on the importance of the keyword or URL and the competition from other advertisers for that same keyword or URL. Advertisers may raise or lower keyword or URL bid prices as they see how effective various keywords or URLs perform for their campaign. If a keyword or URL target is performing well for an advertiser, the advertiser may want to increase the number of individuals clicking on the advertiser’s advertisements. This is accomplished by raising the bid price the advertiser is willing to pay to have the advertiser’s ad served, which in turn will generate more impressions and, hopefully, increased conversions. Conversely, if a keyword or URL is not performing, bid prices might be lowered in order to not spend advertising budget on underperforming keywords or URLs.

Propel’s proprietary ad serving technologies are geared toward optimizing direct response advertiser campaigns to ensure that the desired performance criteria are generated within advertiser defined cost parameters. It is through Propel’s ad serving technologies that Propel matches advertisers with targeted audiences in a real time auction environment. Propel’s ad serving technologies determine if there are relevant keywords or URLs on the webpage that an audience member is perusing and that an advertiser or advertisers are targeting. It then evaluates the parameters for serving an ad, including the number of times an audience member has been exposed to a particular ad, the time intervals between ads, the competitive bid prices, the conversion data, time of day parameters that the advertiser has chosen to show ads and other relevant segmenting options. The ad server then decides which advertiser’s ad to serve to a particular audience member. This generally takes place in the 150 milliseconds that generally takes a webpage to load on a computer and occurs tens of millions of times per day.

Propel Media Platform is the Propel advertiser interface platform that registers campaign input parameters that drive its ad serving to carry out campaigns as defined by the advertiser. The Propel Media Platform interface allows advertisers to establish and direct what and where creative assets (ads) are to be found, the keyword, URL and geographic targets for each campaign, the bid price for each keyword and URL target, day part serving parameters, serving intervals between ad impressions, budget parameters on a daily basis and other segmenting options.

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

The Propel Media Platform provides an easy to use self-service interface that allows for the building of customized ad campaigns with contextually targeted ads. The platform also provides performance traffic and budget management capabilities to meet key goals.

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

Video Offerings

In 2016, Propel focused on expanding its video offerings to existing and new advertisers on our user network (the member-based business model) and on our expanding syndication network of publishers, exchanges and marketplaces (the publisher business model).

Propel is focused on delivering a set of comprehensive solutions supported by industry leading services and a proven video advertising technology platform.

Propel’s objective is to ensure that every online advertising campaign dynamically achieves key performance metrics through brand-safe delivery to the right audience against relevant content in engaging interactive video ad formats. We believe consumers are spending more time online watching video content and advertisers are increasingly shifting budgets from television to online platforms.

The Propel video solutions are designed to address the needs of traditional direct relationships with brands and their agencies as well as the expanding evolution of programmatic advertisers. We believe that regardless of how online advertising campaigns are executed, whether by media buying or through programmatic automation, the same elements of relevant content, audiences and performance are required to optimize brand value.

Competition

Propel operates in a dynamic and competitive market, influenced by trends across multiple industries, including, but not limited to, the digital advertising industry, the video content marketing industry and the digital publishing industry. We expect that competition in Propel’s industry will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry.

The display, video, desktop application and online advertising solutions market is highly competitive, with many companies providing competing solutions. Propel competes with Google, RythmOne, RocketFuel, Tremor, Criteo, IAC, Facebook, Vibrant and many demand side advertiser platforms, supply side advertising platforms, ad networks, exchanges (such as BrightRoll, Inc. and Yume, Inc.) and desktop and mobile applications.

We believe that Propel competes favorably with an emphasis on key competitive factors, including strong relationships with online advertisers, publishers and third party application developers, an advanced and scalable technology platform, effective audience engagement and goal-based performance, data driven benchmarks and brand and campaign metrics for advertising campaigns, brand safety and proven performance. With respect to these factors, we believe that Propel’s effective, scalable and stable goal based performance platform well positions Propel as an independent provider of online advertising solutions.

Technology and Development

Propel’s technology and development efforts are focused on investing in its Propel Media Platform and a suite of complementary services. Much of its technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o., which arrangement dates back to 2009. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides Propel with ongoing software and technology development services and support. Any intellectual property that is created within the scope of the consulting arrangement is owned by Propel. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. Propel has incurred approximately $3,488,000 and $3,992,000 in technology and development expense during the years ended December 31, 2016 and 2015, respectively.

Propel continues to develop a robust platform to enable automation and optimization of online advertising and publisher inventory. Propel’s strategy incorporates enhanced optimization management capabilities for video, display and text ad units. Capitalizing on proprietary and third-party data tools and reporting functionality, Propel will continue to analyze audience insights and offer reporting functionalities to provide Propel and its advertisers, publishers and third party application developers with a transparent understanding of Propel’s performance.

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

Government Regulation

Propel is subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online advertising business. In addition, many areas of law that apply to Propel’s business are still evolving, and could potentially affect its business to the extent they restrict its business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in Propel’s industry alleging various violations of privacy or data security related laws.

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

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union (the “EU”), and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. Propel also participates in industry self-regulatory programs under which, in addition to other compliance obligations, it provides consumers with notice about its use of cookies and its collection and use of data in connection with the delivery of its offerings. The rules and policies of the self-regulatory programs that Propel participates in are updated from time to time and may impose additional restrictions upon it in the future.

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

Employees

In April 2016, as part of a strategic plan designed to improve operational and cost efficiencies, the Company completed a workforce reduction and the consolidation of office facilities. As of December 31, 2016, Propel had 41 full-time employees, 2 part-time employees. None of Propel’s employees are represented by a labor union or covered by a collective bargaining agreement. Propel considers its relationship with its employees to be good.

Internet Address/Availability of Reports

Propel is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Such reports and other information filed by Propel with the SEC will be available free of charge on Propel’s website at http://www.propelmedia.com as soon as reasonably practicable after Propel electronically files such material with, or otherwise furnishes it to, the SEC. The public may also read and copy any materials filed by Propel with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Propel’s references to website URLs are intended to be inactive textual references only.

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

If a major advertiser decides to materially reduce its use of our services, it could do so on short or no notice. We cannot ensure that our advertisers will continue to use our services or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

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

Our revenues are impacted by seasonal fluctuations and decreases or delays in audience acquisition and advertising spending which make any forecasting of our operating results inherently uncertain.

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

Our sales efforts and relationships with advertisers, publishers, third party application developers and other partners require significant time and expense, which may adversely affect our operating results if we are unable to secure substantial commitments from them.

Attracting new advertisers, third party application developers, publishers, and other partners requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. With respect to advertisers and agencies, it may be difficult to identify, engage and market to potential advertisers and agencies who do not currently spend on contextual, display or digital video advertising or are unfamiliar with our current solutions. Furthermore, many of our advertiser and agency customers’ purchasing and buying decisions typically require input from multiple internal constituencies. As a result, we must identify those persons involved in the purchasing decision and devote a sufficient amount of time to presenting our solutions to each of those persons. With respect to our publishers and third party application developers, we seek to establish long-term relationships to ensure audience reach for our advertisers. As a result, we invest significant time in cultivating relationships with our third party application developers, publishers and other partners to ensure they understand the potential benefits of monetization of their inventory or applications with us rather than other parties. The relationship building process can take many months and may not result in us winning an opportunity with any given advertiser, agency, third party application developer, publisher or other potential partner. Moreover, even when opportunities are won, the contractual obligation may be short-term and terminable by the other party upon short or no notice. For example, many of our advertising sources are direct advertisers and ad exchanges that programmatically bid and buy without obligation or commitment and can terminate or stop buying immediately. Therefore, we may invest significant resources into winning an opportunity only to result in a short-term commitment from our clients.

Our solutions and business model are relatively unique and often require us to spend substantial time and effort educating potential advertisers, third party application developers, publishers and other partners about our solutions, including providing demonstrations. This process can be costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

We operate in a highly competitive industry, and we may not be able to compete successfully.

The digital advertising market is highly competitive, with many companies providing competing solutions. We compete with Google, RythmOne, RocketFuel, Tremor, Criteo, IAC, Facebook, Vibrant and many demand side advertiser platforms, supply side advertising platforms, ad networks and exchanges (such as BrightRoll, Inc. and YuMe, Inc.), and desktop and mobile applications. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Furthermore, our competitors may establish or strengthen cooperative relationships with their digital media property partners, advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. Competitive pressures could require us to lower our prices for our advertisers or increase the prices we pay to publishers and third party application developers.

Additionally, some large advertising agencies that represent our current advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and publishers purchase and sell inventory directly from one another or through other companies that act as intermediaries between them. Other companies that offer analytics, mediation, exchange or other third party solutions have or may become intermediaries between our clients and thereby compete with us. In addition, we also compete with many of the same large scale competitors set forth above in the acquisition of audiences. As competition for audience increases, the cost of acquiring audiences could rise.

Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share. Accordingly, we may not be able to compete successfully against our current and future competitors.

We and our distribution partners rely on the ability to offer our audience downloadable applications which allows us and our distribution partners to offer services and serve advertising to our audience. Should we or our distribution partners be unable in the future to profitably acquire new audiences due to an inability to distribute downloadable applications via the Internet, our ability to generate revenues could be significantly negatively impacted.

Our ability to serve ads from our advertisers and to generate revenues is dependent on our ability to provide the appropriate audiences for our advertisers’ campaigns. We acquire audiences in a variety of ways including offering free downloadable applications ourselves or via our distribution partners that audiences agree to install and which allow us to serve advertising to them. If our ability to acquire audiences through this value exchange is disrupted, our advertising business model could be impaired. Possible reasons for such disruption could include audiences not valuing the offered application, costs of marketing the software being too high, the lifetime value of the acquired audiences not covering the cost of acquiring the audiences, or ad blockers, anti-virus protection blockers or other applications preventing our applications from being installed or our ads from being served.

The dominant players in our industry, including Microsoft and Google have modified their guidelines and policies to prevent or limit the ability to offer downloadable applications or to serve advertising to audiences that have installed downloadable applications. This may negatively impact our ability to generate revenues and could cause a material adverse effect on our financial results.

In an effort to protect their audiences from unwanted applications or unwanted behaviors while using their software and to control the computing experience, the dominant industry players who control access to audiences via their browsers and operating systems are regularly updating their policies and procedures to regulate the applications that may be installed on a computer. We cannot predict the changes that these players, such as Google or Microsoft, might implement. If they implement changes to their policies and procedures that limit our ability or third party application developers’ or other partners’ abilities to distribute their applications online, or if they disable our applications or the applications of our third party application developers, our member-based business will have difficulties acquiring audiences at the scale that is required to meet the demands of our advertisers. This could materially affect our financial results.

In order to maintain our revenue and grow our member based, we need to continuously acquire and reach new audiences and maintain audience engagement with our application products through advertising campaigns.

Our member-based business model depends on reaching audiences through relationships with third party application developers and distribution partners as well as through direct media buying for our owned and operated properties. In all cases, our growth is dependent on our ability to reach, maintain and expand audiences. The market to generate audiences for applications is highly competitive, and we experience significant competition for audience engagement with our applications from other vendors who use application advertising and search business models. We generate the substantial majority of revenues associated with our audiences during the first year after an application is installed. In order to maintain our current revenues and grow our business, we need to continuously engage in marketing campaigns aimed at maintaining audience engagement with our applications and acquiring new audiences. If we fail to conduct such marketing campaigns or any of our marketing campaigns prove less successful than anticipated, either because we are not able to accurately project the number of completed installations of the applications or otherwise, we expect that our audience engagement would decline materially, which would have a material adverse effect on our operating results.

Our business and prospects would also be harmed if new versions or upgrades of operating systems and Internet browsers adversely impact the process or platform by which audiences install our applications and audiences view our advertisements. The application installation process for our solutions is currently straightforward and includes detailed information about our products and services. In the future, operating systems, Internet browsers, ad blockers, and security programs could introduce new features or limitations that would make it more difficult to install applications and serve advertising, and may negatively impact the growth of our audience base and adversely impact our business and prospects.

Any significant decline in desktop personal computer audiences accessing the Internet could significantly diminish the value of our solutions in our member-based business model and cause us to lose revenue since most of our revenue generating solutions are currently not usable on competing platforms.

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

Additionally, mobile devices are more controlled by the mobile device manufacturers and the providers of their operating systems. To the extent that these hardware and software providers use their position to advantage their own or other offerings, our opportunities could be more limited.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and advertiser needs, our solutions may become less competitive or obsolete.

The market for display, video, desktop application, mobile application and other online advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. Our future success will depend on our ability to adapt and innovate. To attract new digital advertisers, third party application developers, digital publishers and other partners, and increase spending by our existing advertisers, we will need to expand and enhance our solutions to meet advertiser needs, add functionality and address technological advancements. If we fail to develop new solutions that address our advertisers’ needs, or fail to enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

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

As of December 31, 2016, we had indebtedness and other commitments that principally consisted of $67,531,000 for our Term Loan (bearing interest at approximately 10% per annum) and $0 for our Revolving Loan (bearing interest at 7.0% per annum for loans based upon the LIBOR and 9.5% per annum for reference rate loans). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 of deferred payment obligations to the Transferors, and a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We may not be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges in future years. If new debt is added to our current debt levels, the related risks for us could intensify.

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

In addition, the Financing Agreement contains a financial covenant that requires us to maintain a certain Total Leverage Ratio (as defined in the Financing Agreement) as of each calendar quarter end. Under this covenant, we were required to maintain a Total Leverage Ratio of no more than 3.25:1.00 as of December 31, 2016. Our Total Leverage Ratio as of such date was 3.08:1.00. The Total Leverage Ratio that we must maintain decreases in each of the next five quarters, from 2.70:1.00 as of March 31, 2017 to 2.30:1.00 as of March 31, 2018, and remains at 2:30:1.00 for each quarter thereafter. If we were to default on this financial covenant, such default, if not waived by our Lenders, could severely limit our ability to raise additional debt and equity capital that we might need to maintain and grow our business, could restrict our opportunities to participate in mergers and acquisitions and potentially constrain our ability to cost effectively execute on our business plan. Furthermore, we are dependent upon our Lenders for our revolving borrowing arrangement, which we rely upon as a source of borrowing for our operations. If we do not maintain compliance with the financial covenant under the Financing Agreement, we may lose our ability to draw upon the revolver arrangement and the Lenders may accelerate our obligation to repay the amounts due. Should the funding under the Financing Agreement become unavailable to us, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could result in the suspension of some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us.

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

Much of our technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides us with ongoing software and technology development services and support. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. If Bravo Studio d.o.o. were to terminate our relationship, we would be adversely and materially affected and our revenues and results of operations would be negatively impacted.

We have a few key vendors from whom we obtain necessary services to continue our business, which may adversely affect our ability to replace such vendors and minimize our costs.

We have a few key vendors from whom we obtain necessary services to continue to efficiently and effectively operate our business. For example, our three largest cost of revenue vendors accounted for 18.0%, 17.1% and 15.6% of our cost of revenues for the year ended December 31, 2016. There were no cost of revenue vendors which accounted for 10% or more of our cost of revenues for the year ended December 31, 2015. Such concentration exposes us to increased risk in the event any one of these vendors becomes unable or unwilling to provide us with the services we need or significantly increases the cost of such services. In such event, we cannot guarantee that we will be able to find a replacement vendor to provide services on terms comparable to our current arrangements. If our vendor costs increase, we may be required pass the increased cost on to our clients, which may harm our competitive position. The inability to replace our key vendors or significant increases in cost for the services provided by our key vendors would adversely and materially affect our revenues and results of operations.

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

In the course of providing our solutions, we transmit and store information related to Internet-connected devices, user activity and the ads and other content we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our solutions. The U.S. government, including the FTC and the Department of Commerce, has also announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children.

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

The data we collect from consumers, advertisers and publishers may decrease, which may make our solutions less valuable and adversely affect our business.

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

Furthermore, in order to effectively operate our advertising campaigns, we collect data from advertisers, publishers, and other third parties. If we are not able to obtain sufficient rights to data from these third parties, we may not be able to utilize such data in our solutions. Although our arrangements with advertisers and publishers generally permit us to collect non-personally identifiable and aggregate data from advertising campaigns, sometimes an advertiser or publisher declines to permit the use of this data. For example, publishers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites. The inability to collect or use data from advertisers and publishers may limit the usefulness of the data that we do collect and use. In addition, advertisers may request that we discontinue using data obtained from their campaigns that have already been aggregated with other advertisers’ campaign data. It would be difficult, if not impossible, to comply with these requests, and complying with these kinds of requests could cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from our customers’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertising customers, which could make our solutions less valuable, and, as a result, we may lose customers and our revenue may decline.

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

Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to place advertisements, monitor the performance of advertising campaigns, manage our ad opportunities and content inventory and respond to advertiser, publisher, third party application developer and other partner needs. Our revenue depends on our ability to categorize video content, deliver ads and other content and target, as well as measure, ad campaigns on a real-time basis. Factors that may adversely affect the performance of our solutions include:

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

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Although we test technologies before incorporating them into our solutions, we cannot guarantee that all of the technologies that we incorporate will not contain errors, bugs or other defects. Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign or other content, including serving an ad campaign in an incomplete or inaccurate manner. Any such failure, malfunction, or disruption in service could result in damage to our reputation, our clients withholding payment to us, advertisers, third party application developers, other partners, publishers, content providers or other partners making claims or initiating litigation against us, and our giving credits to our clients toward future services.

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

We collect, store and transmit advertising information relating to our audience, advertisers, third party application developers, publishers, content providers and other partners and we store information about our employees and the company (such as contracts and company confidential information). We take steps to protect the security, integrity and confidentiality of such information, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future. Security breaches, computer viruses or other harmful software code and computer hacking attacks could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities. In addition, if our security measures or those of our vendors are breached or unauthorized access to data otherwise occurs, our solutions may be perceived as not being secure and advertisers, third party application developers, publishers, content providers and other partners may reduce the use of or stop using our solutions, a government entity may bring a claim for inadequate data protection and our own employees may bring claims against our company for breaches of confidentiality. Any of the foregoing could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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

Companies in the online advertising industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. In the future, we may face claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. Such claims may be made by competitors or other parties. Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing patents or other intellectual property rights could:

●	subject us to significant liabilities for monetary damages, which may be tripled in certain instances, and the attorneys’ fees of others;

●	prohibit us from developing, commercializing or continuing to provide some or all of our solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all;

●	subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future advertisers, agencies, third party application developers, publishers, content providers and other partners;

●	result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solutions;

●	cause advertisers, agencies, third party application developers, publishers, content providers and other partners to avoid working with us;

●	divert the attention and resources of management and technical personnel; and

●	require technology or branding changes to our solutions that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.

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

Certain former members of Propel Media, including Jared Pobre, our Chairman of the Board, collectively own approximately 61.7% of our outstanding common stock. As a result of their stock ownership, these former members of Propel Media will be able to control all matters requiring approval by our stockholders, including, but not limited to:

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

Furthermore, under the stockholders’ agreement entered into between us and these former members of Propel Media, as long as these former members own at least 50% of our outstanding common stock, they will have the right to designate a majority of the directors of our board and, as long as they own at least 20% of our outstanding common stock, they will have the right to designate at least 40% of the directors of our board. As a result of their right to designate a majority of the directors, these former members of Propel Media will have even greater influence over the management of our business.

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

Shares of our common stock are quoted on the OTC Pink Market. However, an active public market for our common stock may not develop or be sustained, which could affect your ability to sell, or depress the market price of, our common stock. We are unable to predict whether an active trading market for our common stock will develop or will be sustained.

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

As a public company, our internal accounting controls, including those applicable to our subsidiaries, are required to meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board. Furthermore, we are required to include in this Form 10-K and in our future annual reports an assessment by our management of the effectiveness of our internal control over financial reporting and, if we cease to be a non-accelerated filer as defined under rules and regulations of the SEC, a report by our independent registered public accounting firm that attests to our internal control over financial reporting. The requirement for a report by our independent registered public accounting firm will apply starting with the annual report for the first fiscal year in which we have a public float of at least $75,000,000 as of the end of the second fiscal quarter of such fiscal year.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2016, there were no pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). The Company is not a signatory to the Note but Kitara Media did sign an August 31, 2010 Security Agreement (“Security Agreement”) pledging all of its accounts, cash and cash equivalents, chattel paper, contracts, deposit accounts, documents, equipment, fixtures, general intangibles, all other goods, all shares of capital stock of any companies it owned, all instruments including all promissory notes, all intellectual property, all insurance policies and all proceeds thereof, all inventory, all other investment property, all letter of credit rights, all other tangible and intangible personal property and all proceeds of any of the foregoing, as security for the Note. At the time Kitara Media signed the Security Agreement, it was wholly-owned by Selling Source. On July 1, 2013, Kitara Media merged with one of Kitara’s then wholly-owned subsidiaries, with Kitara Media surviving the merger and becoming a wholly-owned subsidiary of Kitara. Accordingly, it is no longer wholly-owned by Selling Source, although it is still an affiliate of Selling Source. In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Inter-creditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Inter-creditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Inter-creditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Inter-creditor Agreement generally.  The Court has not yet ruled on the merits of that challenge.  In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

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

Market Information

Propel’s common stock commenced trading on the OTC Pink Market under the symbol “PROM” on February 4, 2015. The following table sets forth the high and low closing sales prices for the common stock for the periods indicated.

	Common Stock
	High	Low
Fiscal Year 2017:
First Quarter*	$0.03	$0.01
Fiscal Year 2016:
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.02
Second Quarter	$0.16	$0.02
First Quarter	$0.24	$0.08
Fiscal Year 2015:
Fourth Quarter	$0.40	$0.20
Third Quarter	$0.40	$0.25
Second Quarter	$0.60	$0.26
First Quarter**	$3.00	$0.60

* Through March 28, 2017.

** Commencing February 4, 2015.

Holders

As of March 21, 2017, there were 110 holders of record of our common stock. We believe we have significantly more beneficial holders.

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

The following discussion and analysis of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions. The Company’s actual results and the actual course of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A, “Risk Factors” which are incorporated herein by reference.

2016 Performance Highlights

Propel Media produced 2016 Adjusted EBITDA (a non-GAAP measure) of $3,258,000, $5,562,000, $6,135,000 and $6,977,000 for the quarters ended March 31, June 30, September 30 and December 31 of 2016, respectively.

These 2016 quarter-over-quarter performance improvements are principally the result of our success in shifting our user base mix. During 2016, we were aggressive in developing our owned and operated user audience, which we have grown through our own media buying activities. Advertising served to this owned and operated audience yields higher margins due to its higher audience quality attributes, including higher click-throughs and audience profiles aligning with advertiser requirements. The growth in the owned and operated audience helped us replace revenues earned on advertising served to users through third party application partners, which declined. During the year ended December 31, 2016, 77% and 10% of our revenues were from advertising served to our owned and operated user audience and to our third party application partner user audience, respectively. During the year ended December 31, 2015, 46% and 26% of our revenues were from advertising served to our owned and operated user audience and to third party application partner user audience, respectively.

In April 2016, as part of a strategic plan designed to improve operational and cost efficiencies, the Company completed a workforce reduction and the consolidation of office facilities. This restructuring reduced our 2016 employee expenses by approximately $1,953,000. These savings were offset by one-time charges of $794,000 for severance and $489,000 stock-based compensation for accelerated vesting of certain stock options. In connection with the restructuring, we reduced certain technology development costs within our publisher business, resulting in improvements of approximately $849,000 in our profit during 2016.

Our revenue for the year ended December 31, 2016 was $61,226,000, a decrease of $17,554,000, or 22%, as compared to $78,780,000 for the year ended December 31, 2015. Our 2016 revenue decrease was principally on account of the shift of the sources of our user audience. Although our owned and operated audience has been growing through 2015 and 2016, that growth was not able to outpace the declines in the third party application partners’ user audience and the effects on our revenues from cuts made to remove certain unprofitable publisher accounts. During the fourth quarter of 2016, we saw a leveling of revenue from advertising served through third party application partners. In the fourth quarter of 2016, revenues from our owned and operated user base represented 82% of our revenues as compared to 32% in the first quarter of 2015.

During the year ended December 31, 2016, the Company met all of its debt obligations and covenant ratios. Based upon our current projections, we believe that we will meet these requirements over the next twelve months.

Business Description

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

Propel primarily serves its advertising to users who are part of our owned and operated member-based network or the member-based networks of our third party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In this model, Propel also serves advertising through partners who acquire users by providing a variety of applications free of charge in exchange for the ability to serve ads to their users. In this model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer.

Propel has also developed a publisher business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through websites, and we serve the advertising in coordination with the publisher, network or exchange.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016	2015

Revenues	$61,226,000	$78,780,000
Cost of revenues	21,710,000	34,123,000
Gross profit	39,516,000	44,657,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,123,000	14,883,000
Technology, development and maintenance	3,488,000	3,992,000
Sales and marketing	118,000	102,000
General and administrative	1,641,000	3,070,000
Professional services	1,154,000	1,760,000
Depreciation and amortization	2,142,000	1,937,000
Impairment of software and video library	183,000	301,000

Operating expenses	22,849,000	26,045,000

Operating income	16,667,000	18,612,000

Other income (expense):
Interest expense, net	(12,311,000)	(13,491,000)
Gain from extinguishment of debt	106,000	-
Other income	16,000	-
Total other expense	(12,189,000)	(13,491,000)

Income before income tax (expense) benefit	4,478,000	5,121,000
Income tax (expense) benefit	(3,897,000)	30,590,000
Net (loss) income	$581,000	$35,711,000

Adjusted EBITDA (a non-GAAP measure)

Net (loss) income	$581,000	$35,711,000
Depreciation and amortization	2,142,000	1,937,000
Impairment charges	183,000	301,000
Interest expense, net	12,311,000	13,491,000
Stock-based compensation expense	1,640,000	1,117,000
Taxes	3,906,000	(30,590,000)
Bank fees (credits)	24,000	310,000
Merger and other one-time expenses	224,000	1,114,000
Severance	921,000	559,000
Adjusted EBITDA (a non-GAAP measure)	$21,932,000	$23,950,000

Quarterly Adjusted EBITDA (a non-GAAP measure)	For the	For the	For the	For the
	Three months Ended	Three months Ended	Three months Ended	Three months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(revised)
Net (loss) income	$(663,000)	$126,000	$(142,000)	$1,260,000
Depreciation and amortization	621,000	577,000	525,000	419,000
Impairment charges	183,000	-	-	-
Interest expense, net	3,237,000	2,952,000	3,095,000	3,027,000
Stock-based compensation expense	314,000	857,000	240,000	229,000
Taxes	(390,000)	80,000	2,206,000	2,010,000
Bank fees (credits)	(57,000)	28,000	26,000	27,000
Merger and other one-time expenses	13,000	42,000	172,000	(3,000)
Severance	-	900,000	13,000	8,000
Adjusted EBITDA (a non-GAAP measure)	$3,258,000	$5,562,000	$6,135,000	$6,977,000

Revenue

Consolidated revenue for the year ended December 31, 2016 decreased by $17,554,000, or 22%, to $61,226,000 as compared to $78,780,000 for the year ended December 31, 2015. As disclosed above, the decline in revenue was principally on account of a year-over-year decline in the user audience to whom we serve advertisements. During the year ended December 31, 2016, revenue from our owned and operated user base increased by $10,898,000, or 30%, to $47,347,000 from $36,449,000 for the year ended December 31, 2015. During the year ended December 31, 2016, revenue from our third party application partners’ user base declined by $14,660,000, or 70% to $6,236,000, from $20,896,000 during the year ended December 31, 2015. The decline in the third party application user base was principally on account of policy changes regarding the distribution of applications instituted by those who operate the marketplace’s largest web browsers, which significantly impacted the user acquisition strategy of our third party application partners and limited the ability of these third party application partners to acquire users. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users deemed highly desirable to our advertisers to our properties and, second, upon effectively serving more targeted advertising to those users. We have realized higher advertiser demand for our owned and operated user audience, and as a result, we have been able to realize a greater overall return, or higher lifetime value, from our media buy spend to acquire these users. This growth in our owned and operated user audience has lessened our dependency on the lower lifetime value users from our third party application partners. Third party application partners’ user were largely concentrated in international markets and our international revenue decreased significantly due to the decrease in users in such markets. Revenues attributable to the user base of our domestic third party application partners stabilized, albeit at a lower level, in the fourth quarter of 2016. Lastly, the remaining decline in revenue of $6,631,000 was from our publisher-based video syndication business, where we made cuts to narrow our offerings to reposition and improve the profitability of this publisher-based sector of our business. As of December 31, 2016, the Company’s overall revenue trend is stable and we believe it provides a good foundation for growth in 2017.

Gross profit

Gross Profit for the year ended December 31, 2016 decreased by $5,141,000 or 12% to $39,516,000 as compared to $44,657,000 for the year ended December 31, 2015. As discussed above, during the year ended December 31, 2016, our revenues declined by $17,554,000, or 22%. However, our cost of revenues decreased by $12,413,000 or 36% over the same period, driving our gross margin to 65% for the year ended December 31, 2016, as compared to 57% for the year ended December 31, 2015. This increase in gross margin percentage was attributable principally to the higher yield, or lifetime value, earned on the owned and operated audience base, as compared to the yield earned on the less profitable user audience base of the third party application partners, as well as to a reduction during the year ended December 31, 2016 of approximately $4,364,000 in media and publisher costs on account of the sale of our Health Guru operation and our cuts made in the video syndication business. As our user audience has shifted substantially to that of our owned and operated properties, and away from that of our third partly application partners, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of the commissions paid to the third party application partners based directly on ads served by us to the users from the third party application partners.

Operating income

Operating income for the year ended December 31, 2016 decreased by $1,945,000 or 10% to $16,667,000 as compared to $18,612,000 for the year ended December 31, 2015. Operating income as a percentage of revenue increased to 27% for the year ended December 31, 2016 from 24% for the year ended December 31, 2015. The decrease in operating income was principally on account of a decline in gross profit of $5,141,000, as discussed above, offset by a reduction in operating expenses of $3,196,000, due principally to the April 2016 operating restructuring and related workforce reductions.

Cost of revenues

Cost of revenues for the year ended December 31, 2016 decreased by $12,413,000, or 36%, to $21,710,000 as compared to $34,123,000 for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 was attributable principally to the shift in spending for user acquisition toward media buy spending to grow our owned and operated properties and away from commissions paid for third party application partners. As a result, for the year ended December 31, 2016, commissions paid to our third party application partners declined by $7,192,000 or 71% to $2,835,000, and publisher ad serving video costs declined by $4,364,000 to $4,761,000 on account of the sale of our Health Guru operation and our cuts made in the video syndication business. These reductions were offset by an increase of $2,599,000 to $12,710,000 in domestic media buying costs incurred in support of our owned and operated user audience.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the year ended December 31, 2016 decreased by $760,000, or 5% to $14,123,000 as compared to $14,883,000 for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 was due to reductions of approximately $1,700,000 in salary and related benefit costs savings, principally in connection with the April 2016 workforce reductions, offset by related increased severance costs of $379,000 and accelerated stock-based compensation of $489,000.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the year ended December 31, 2016 decreased by $504,000 or 13%, to $3,488,000 as compared to $3,992,000 for the year ended December 31, 2015. The decrease was principally due to an optimization of technology resources to support our revenue and media buying initiatives.

Other Costs and Operating Expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the year ended December 31, 2016 decreased by $2,019,000 or 41%, to $2,913,000 as compared to $4,932,000 for the year ended December 31, 2015. Of the total decrease, $1,429,000 was due to lower rent, bad debt, travel and office expenses, resulting in part from our April 2016 operational restructuring and the closing of our offices in New York and New Jersey. We also realized decreases in legal, accounting and tax service fees of $606,000, which were higher during the year ended December 31, 2015 in support of our merger and becoming a public company.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2016 increased by $205,000 or 11%, to $2,142,000 as compared to $1,937,000 for the year ended December 31, 2015. The increase was principally a result of amortization for capitalized software for a large project being placed in service and amortized in connection with the Company’s ongoing technology development.

Impairment of software and intangible assets

Impairment charges for the year ended December 31, 2016 decreased by $118,000 or 39% to $183,000 as compared to $301,000 for the year ended December 31, 2015. The decrease was a result of an $183,000 impairment during 2016 as a result of writing off the carrying amounts of Health Guru Media’s software and video library due to declines in the performance of the related business. During 2015, the Company recorded a full impairment in the amount of $301,000 for the trade name acquired in connection with the reverse merger with Kitara.

Other income (expense)

Interest expense, net, decreased by $1,180,000 to $12,311,000 for the year ended December 31, 2016 compared to $13,491,000 for the year ended December 31, 2015. The decrease was principally due to the decrease in the balances of the Term Loan and Revolving Loan. The decrease in interest expense also reflects the benefit of a one-time favorable interest reduction of $190,000 from the Lenders related to the revolver.

On June 30, 2016, our former Chief Executive Officer forgave a promissory note due from the Company to him on January 1, 2023. As a result, we recognized a gain of $106,000 from the extinguishment of debt.

Net income

Net income for the year ended December 31, 2016 was $581,000, as compared to net income of $35,711,000 for the year ended December 31, 2015. Income before income tax expense was $4,478,000 for the year ended December 31, 2016, as compared to income before income tax benefit of $5,121,000 for the year ended December 31, 2015. The decrease in the income before income tax expense of $643,000 during the year ended December 31, 2016 was principally on account of a decline in operating income of $1,945,000 offset by a decrease in interest and other (income)/expense, net of $1,302,000. The 2016 income tax expense includes a charge of $1,956,000, principally to reflect adjustments to the deferred asset accounts for updated estimated state apportionment factors for future state income taxes. The 2015 income tax benefit was principally to recognize deferred tax assets for the step up in basis for income tax purposes in connection with the change in income tax status of Propel Media. The decrease in net income for the year ended December 31, 2016 was primarily to the increase in income tax expense.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our Lenders, and is a key measurement monitored by management, and is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 34 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the year ended December 31, 2016 decreased by $2,018,000, or 8%, to $21,932,000 as compared to $23,950,000 for the year ended December 31, 2015. Overall the decrease in Adjusted EBITDA was principally due to the decrease of $5,141,000 in gross profit which was offset by the decrease of operating expenses by $3,196,000.

Liquidity and Capital Resources

As of December 31, 2016, our cash on hand was $2,823,000 and we had a working capital deficit of $3,714,000. We recorded net income of $581,000 for year ended December 31, 2016, reflecting an income before income tax of $4,478,000, less income tax expense of $3,897,000.

We have relied on cash flows provided by operations to fund operations and operating obligations. As discussed above, we have been growing our owned and operated user audience, which has been helping us to grow our revenues. We have also lowered our operating costs, which have helped to soften the impact from our lower revenues. As a result, our adjusted EBITDA has improved over the four calendar quarters of 2016.

We are a party to the Financing Agreement with Kitara and Propel Media, as Borrowers, certain of their subsidiaries, as Guarantors, and with certain Lenders. The Financing Agreement provides us with the Term Loan and the Revolving Loan.

As of December 31, 2016, we had indebtedness and other commitments that principally consisted of $67,531,000 for our Term Loan (bearing interest at approximately 10% per annum) and $0 for our Revolving Loan (bearing interest at 7.0% per annum for loans based upon the LIBOR and 9.5% per annum for reference rate loans). In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the Exchange Agreement) of deferred payment obligations to the Transferors. Mr. Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st, commencing December 31, 2016, to receive any unpaid amount of such $10,000,000 deferred obligation in shares of the Company’s common stock. In addition, we have a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement

As of December 31, 2016, there was an outstanding balance of $0 and the borrowing base under the Revolving Loan was approximately $4,072,000. As of December 31, 2016, there was capacity of $4,072,000 to be drawn under the Revolving Loan.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a Total Leverage Ratio of no more than 3.25:1.00 as of December 31, 2016. Our Total Leverage Ratio as of such date was 3.08:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in each of the next five quarters, from 2.70:1.00 as of March 31, 2017 to 2.30:1.00 for March 31, 2018 and remains at 2.30:1.00 for each quarter thereafter. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

We are currently in compliance, and, as of December 31, 2016, we were in compliance, with all covenants under the Financing Agreement and other loan documents. However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail to meet such covenants. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” for information relating to the risks surrounding our continued compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through March 31, 2018.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $1,127,000 to $11,105,000 for the year ended December 31, 2016, as compared to $12,232,000 for the year ended December 31, 2015. The decrease was primarily due to a decrease of cash in-flow from accounts receivable, in conjunction with the reverse-merger in year 2015.

Net cash used in investing activities

Net cash used in investing activities increased by $1,791,000 to $1,149,000 for the year ended December 31, 2016, compared to $642,000 provided by investing activities for the year ended December 31, 2015. The net cash used in investing activities for the year ended December 31, 2016 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment. The net cash provided by investing activities for the year ended December 31, 2015 was mainly composed of the cash acquired in connection with the reverse merger with Kitara Media Corp offset by purchases of property and equipment.

Net cash used in financing activities

Net cash used in financing activities decreased by $6,158,000 to $8,762,000 for the year ended December 31, 2016, as compared to $14,920,000 for the year ended December 31, 2015. During the year ended December 31, 2016, cash flows used in financing activities consisted of a $7,000,000 principal reduction of the Term Loan and net repayments of $1,762,000 under the Revolving Loan. During the year ended December 31, 2015, cash flows from financing activities consisted principally of the financing through the Financing Agreement, offset by the amounts funded to the Transferors.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

Revenue recognition

We generate revenue from advertisers by serving our ads to a user audience consisting of our private owned and operated member-based network, users of our third party application partners’ properties and users from our publisher-based traffic. In all cases, our revenue is generated when an advertisement is served by us or when a user action occurs based on the advertisement we served (such as, for instance, a view, a click or a conversion action).  There is a specific transaction that triggers a billable instance.

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

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. No impairment losses were recognized for the years ended December 31, 2016 or 2015.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $243,000 and $244,000 for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense on the accompanying consolidated income statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2016, these controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial and principal accounting officer, we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 11.	EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Item 10.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Report of Independent Registered Public Accounting Firm

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statements Schedules:

Consolidated Financial Statements:

(3)	Exhibits:

Exhibit No.	Description

2.1	Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC) and the members of Future Ads LLC (incorporated by reference from Annex B-1 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.2	First Amendment to Unit Exchange Agreement, dated as of December 23, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference from Annex B-2 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.3	Second Amendment to Unit Exchange Agreement, dated as of April 29, 2015, by and among Kitara Media Corp., Propel Media, Inc., Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2015).

2.4	Third Amendment to Unit Exchange Agreement, dated as of January 26, 2016, by and among Kitara Media Corp., Propel Media, Inc., Propel Media LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on January 28, 2016).

2.5	Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.) and Kitara Merger Sub, Inc. (incorporated by reference from Annex A to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.1	Certificate of Incorporation (incorporated by reference from Annex H to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

3.3	Bylaws (incorporated by reference from Annex I to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.1	Services Agreement, dated as of December 1, 2008 and amended as of December 5, 2014, between Future Ads LLC and Bravo Studio d.o.o. (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-4/A filed on December 8, 2014).

10.2	Lease Agreement, dated as of December 10, 2008 and amended March 30, 2011, between Future Ads LLC and Sri Nine Main Plaza LLC (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-4/A filed on December 8, 2014).

Exhibit No.	Description

10.3*	Ascend Acquisition Corp. 2012 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.29 to Kitara’s Registration Statement on Form S-1/A filed with the SEC on May 25, 2012).

10.4	Registration Rights Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., Selling Source, LLC and Robert Regular (incorporated by reference to Exhibit 10.1 to Kitara’s Current Report on Form 8-K filed with the SEC on July 5, 2013).

10.5*	Kitara Media Corp. 2013 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.5 to Kitara’s Current Report on Form 8-K filed with the SEC on December 4, 2013).

10.6	Lease Agreement, dated as of September 29, 2014, by and between Kitara Media, LLC and MEPT Newport Tower LLC (incorporated by reference to Exhibit 10.14 to Registrant’s Form S-4 filed on December 8, 2014).

10.7*	Separation Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.11 to Registrant’s Form S-4 filed on November 5, 2014).

10.8*	Consulting Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.9*	Amended and Restated Stock Option Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.10*	Propel Media, Inc. 2014 Long-Term Incentive Equity Plan (incorporated by reference from Annex C to Registrant’s Form S-4/A filed on January 22, 2015).

10.11*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on 4/15/15).

10.12	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.13	Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

Exhibit No.	Description

10.14	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.15	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.16	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.17*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Propel’s Current Report on Form 8-K filed with the SEC on February 6, 2015).

10.18*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Jared Pobre (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.19*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Robert Regular (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.20*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Marv Tseu (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.21*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and David Shapiro (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.22*	Severance Payment Agreement, dated March 25, 2015, between Propel Media, LLC and Daniela Nabors.

10.23	Amendment No. 1 to Financing Agreement, dated December 23, 2016, by and among Propel Media, Inc. and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Propel Media, Inc. listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, HPS Investment Partners, LLC, as Collateral Agent, and PNC Bank, National Association, as a Lender and Administrative Agent (incorporated by reference in Registrant’s Current Report on Form 8-K filed on December 27, 2016).

Exhibit No.	Description

10.24*	Amendment No. 1 to Employment Agreement, dated April 22, 2016, between Propel Media, Inc. and Marv Tseu (incorporated by reference in Registrant’s Current Report on Form 8-K filed on April 25, 2016).

10.25*	Amendment No. 1 to Employment Agreement, dated April 22, 2016, between Propel Media, Inc. and Robert Regular (incorporated by reference in Registrant’s Current Report on Form 8-K filed on April 25, 2016).

10.26*	Amendment No. 1 to Employment Agreement, dated April 22, 2016, between Propel Media, Inc. and David Shapiro (incorporated by reference in Registrant’s Current Report on Form 8-K filed on April 25, 2016).

10.27*	Separation Agreement, dated April 30, 2016, between Propel Media, Inc. and Robert Regular (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2016).

10.28*	Amendment No. 2 to Employment Agreement, dated May 1, 2016, between Propel Media, Inc. and David Shapiro (incorporated by reference in Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

21.1	Subsidiaries of Propel Media, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2017.

PROPEL MEDIA, INC.

By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marv Tseu	Chief Executive Officer and Director	March 30, 2017
Marv Tseu	(Principal Executive Officer)

/s/ Howard Yeaton	Interim Chief Financial Officer (Principal Financial	March 30, 2017
Howard Yeaton	Officer and Principal Accounting Officer)

/s/ Jared Pobre	Chairman of the Board	March 30, 2017
Jared Pobre

/s/ Jonathan J. Ledecky	Director	March 30, 2017
Jonathan J. Ledecky

/s/ Sam Humphreys	Director	March 30, 2017
Sam Humphreys

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Propel Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Propel Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ deficit equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propel Media, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 30, 2017

Propel Media, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2016	2015
Assets
Current assets
Cash	$2,823,000	$1,629,000
Accounts receivable, net	6,595,000	7,559,000
Prepaid expenses and other current assets	564,000	614,000
Total current assets	9,982,000	9,802,000

Property and equipment, net	1,594,000	2,525,000
Restricted cash	-	94,000
Intangible assets	20,000	188,000
Goodwill	2,869,000	2,869,000
Deferred tax assets, net	31,691,000	34,074,000
Other assets	89,000	56,000
Total assets	$46,245,000	$49,608,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,861,000	$4,288,000
Accrued expenses	3,914,000	2,485,000
Advertiser deposits	1,832,000	2,146,000
Current portion of long-term debt	6,089,000	5,997,000
Revolving credit facility	-	1,762,000
Total current liabilities	13,696,000	16,678,000

Long-term debt, less current portion, net	65,999,000	68,858,000
Obligations to transferors, net	14,569,000	13,923,000
Note payable stockholder, non-current, net	-	106,000
Other non-current liabilities	142,000	425,000
Total liabilities	94,406,000	99,990,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at December 31, 2016 and 2015	25,000	25,000
Additional paid-in capital	2,757,000	1,117,000
Accumulated deficit	(50,943,000)	(51,524,000)
Total stockholders’ deficit	(48,161,000)	(50,382,000)
Total liabilities and stockholders' deficit	$46,245,000	$49,608,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015

Revenues	$61,226,000	$78,780,000
Cost of revenues	21,710,000	34,123,000
Gross profit	39,516,000	44,657,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,123,000	14,883,000
Technology, development and maintenance	3,488,000	3,992,000
Sales and marketing	118,000	102,000
General and administrative	1,641,000	3,070,000
Professional services	1,154,000	1,760,000
Depreciation and amortization	2,142,000	1,937,000
Impairment of software and intangible assets	183,000	301,000

Operating expenses	22,849,000	26,045,000

Operating income	16,667,000	18,612,000

Other income (expense):
Interest expense, net	(12,311,000)	(13,491,000)
Gain from extinguishment of debt	106,000	-
Other income	16,000	-
Total other expense	(12,189,000)	(13,491,000)

Income before income tax (expense) benefit	4,478,000	5,121,000
Income tax (expense) benefit	(3,897,000)	30,590,000
Net income	$581,000	$35,711,000

Net income per common share, basic and diluted	$0.00	$0.15

Weighted average number of common shares outstanding, basic and diluted	250,010,162	242,917,355

Pro-forma computation related to conversion to a C corporation upon completion of the reverse merger with Kitara Media Corp.:
Historical pre-tax net income before income taxes	$-	$5,121,000
Pro-forma income tax expense	-	(1,993,000)
Pro-forma net income	$-	$3,128,000

Unaudited pro-forma net income per common share - basic and diluted	$-	$0.01

Weighted average number of shares outstanding - basic and diluted	250,010,162	242,917,355

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit

			Additional		Total
	Common stock		Paid - In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance,January 1, 2015	154,125,921	$15,000		$2,699,000	$2,714,000
Distribution to shareholders - prior to reverse merger	-	-	(1,024,000)	-	(1,024,000)
Reverse Merger with Kitara Media Corp.	95,884,241	10,000	7,990,000	-	8,000,000
Distribution to shareholders in cash - exchange agreement	-	-	(80,000,000)	-	(80,000,000)
Distribution to shareholders - working capital adjustment	-	-	(3,337,000)	-	(3,337,000)
Distribution obligation to Transferors	-	-	(12,696,000)	-	(12,696,000)
Distribution to shareholders - transaction fee reimbursements	-	-	(867,000)	-	(867,000)
Reclassification of deficit in additional paid-in capital to accumulated deficit	-	-	89,934,000	(89,934,000)	-
Stock based compensation - amortization of stock options	-	-	1,117,000	-	1,117,000
Net income	-	-	-	35,711,000	35,711,000
Balance, December 31, 2015	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)
Stock based compensation - amortization of stock options	-	-	1,640,000	-	1,640,000
Net income	-	-	-	581,000	581,000
Balance, December 31, 2016	250,010,162	$25,000	$2,757,000	$(50,943,000)	$(48,161,000)

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$581,000	$35,711,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	159,000	483,000
Stock-based compensation	1,640,000	1,117,000
Depreciation and amortization	2,142,000	1,937,000
Gain on sale of Health Guru	(51,000)	-
Gain from extinguishment of debt	(106,000)	-
Accretion of debt premium	3,227,000	3,117,000
Amortization of debt discount	762,000	767,000
Amortization of debt issuance costs	243,000	244,000
Amortization of discount due to Transferors	645,000	1,227,000
Impairment of intangible assets and software	183,000	301,000
Deferred income taxes	2,383,000	(31,231,000)
Changes in assets and liabilities:
Accounts receivable	830,000	4,986,000
Prepaid expenses and other current assets	51,000	(250,000)
Other assets	(33,000)	172,000
Accounts payable	(2,382,000)	(3,029,000)
Accrued expenses	1,429,000	(2,788,000)
Advertiser deposits	(315,000)	(493,000)
Other non-current liabilities	(283,000)	(39,000)
Net cash provided by operating activities	11,105,000	12,232,000

Cash Flows From Investing Activities
Restricted cash	95,000	(94,000)
Purchase of property and equipment	(1,244,000)	(1,165,000)
Cash acquired in connection with the reverse merger with Kitara Media Corp.	-	1,901,000
Net cash (used in) provided by investing activities	(1,149,000)	642,000

Cash Flows From Financing Activities
Proceeds from long-term debt	-	78,120,000
Repayment of long-term debt	(7,000,000)	(6,469,000)
Repayment of Kitara Media Corp. line of credit	-	(1,539,000)
Repayment under line of credit	(71,212,000)	(77,044,000)
Borrowing under line of credit	69,450,000	78,806,000
Debt issuance costs	-	(916,000)
Distribution to Transferors - before reverse merger with Kitara Media Corp.	-	(1,674,000)
Distribution to Transferors - exchange	-	(80,000,000)
Distribution - working capital adjustment		(3,337,000)
Distribution to Transferors - transaction fee reimbursement	-	(867,000)
Net cash used in financing activities	(8,762,000)	(14,920,000)

Net increase (decrease) in cash	1,194,000	(2,046,000)
Cash
Beginning of period	1,629,000	3,675,000
End of period	$2,823,000	$1,629,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,420,000	$7,725,000

Income taxes	$318,000	$1,063,000

Non-cash investing and financing activities:
Deferred Fixed Cash Payments to Transferors at fair value	$-	$12,696,000

Outstanding common stock of Kitara recognized at the date of the reverse merger	$-	$8,000,000

Reverse Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $1,901,000	$-	$6,896,000
Property and equipment, net	-	1,138,000
Deferred income taxes	-	2,843,000
Other assets	-	172,000
Intangible assets	-	614,000
Goodwill	-	2,869,000
Accounts payable and accrued expenses	-	(4,866,000)
Advertiser deposits	-	(29,000)
Revolving credit facility	-	(1,437,000)
Note payable - stockholder - current	-	(102,000)
Note payable - stockholder - long-term, net	-	(98,000)
Total purchase price	$-	$8,000,000

Non-cash consideration	$-	$8,000,000

Non-cash consideration consisting of:
Common stock issued in connection with the reverse merger with Kitara Media Corp	$-	$8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, is a diversified online advertising company. Propel generates revenues through the sale of advertising for advertisers who want to reach consumers in the United States and internationally to promote their products and services. Propel is a holding company for Propel Media LLC (“Propel Media”), a California limited liability company, and Kitara Media Corp. (“Kitara”), a Delaware corporation (Propel, Propel Media and Kitara and their respective subsidiaries, together, the “Company”).

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

Propel primarily serves its advertising to users who are part of its owned and operated member-based network or the member-based networks of its third party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Propel has also developed a publisher business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through a website, and we serve advertising units to the user in coordination with the publisher, network or exchange.

Propel was formed on October 7, 2014. On January 28, 2015, Propel consummated the “reverse business combination” (the “Reverse Merger” or the “Transactions”) as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (“Transferors”) (See Note 4 – Reverse Business Combination and Recapitalization). Prior to the Transactions, Kitara was a public operating company and Propel Media was a private operating company. Upon the closing of the Transactions, Propel became the new public company and Kitara and Propel Media became wholly-owned subsidiaries of Propel.

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

Immediately following the Reverse Merger, the Transferors collectively owned 61.7% of the merged company and the former stockholders of Kitara owned 38.3% of the merged company.

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business, continued

Recent Developments

Reduction in Force and Management Restructuring

On April 26 and April 27, 2016, Propel notified its employees about plans to reduce the Company’s workforce by approximately 20% percent. These actions were part of a strategic plan designed to improve operational and cost efficiency. For the most part, the employee reductions were in the Company’s publisher business.

Sale of Health Guru Operations

On April 27, 2016, the Company sold substantially all the assets constituting the ongoing operations of its Health Guru business, and subsequently changed the name of Health Guru Media to “Tek Array, Inc.” Pursuant to the purchase and sale agreement, the Company received a cash payment of $54,000 at closing. The Company is eligible to receive the following contingent consideration: (i) upon each closing of a capital raise from an outside third party conducted by the purchaser for the Health Guru business, up to $200,000 in the aggregate among all such closings, provided that only 5% of the net proceeds (after deducting commissions and expenses) from any such raise shall be used to satisfy this payment obligation and (ii) quarterly payments over the 36 months following the closing date equal to 50% of the quarterly profits generated in full, or in part, by the assets, provided that such contingent payments shall not exceed $2,000,000 in the aggregate. Through December 31, 2016, other than the gross cash proceeds from seller of $54,000, the Company has received no other consideration from the sale of the Health Guru business.

Note 2 – Liquidity and Capital Resources

As of December 31, 2016, the Company’s cash on hand was $2,823,000 and the Company had a working capital deficit of $3,714,000. The Company recorded income of $581,000 for the year ended December 31, 2016. The net income for the year ended December 31, 2016 reflected an income before income tax of $4,478,000 and an income tax expense of $3,897,000. The 2016 income tax expense includes a charge of approximately $1,956,000, principally to adjust the Company’s deferred income tax accounts for updated estimates for state apportionment factors. The Company has historically met its liquidity requirements through operations.

As of December 31, 2016, the borrowing base and outstanding balance under the Revolving Loan were approximately $4,072,000 and $0, respectively, leaving $4,072,000 available to be drawn under the arrangement.

Cash flows used in financing activities for the year ended December 31, 2016 consisted of $7,000,000 of principal repayments on the Company’s Term Loan and repayments, net of borrowings, of $1,762,000 of the Revolving Loan.

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of December 31, 2016.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through March 2018.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding consolidated financial information.

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

Cash

The Company’s credit facility includes the Revolving Loan. The Company classifies a negative balance outstanding under the Revolving Loan as cash, as this amount is legally owed to the Company and is immediately available to be drawn upon by the Company.

Restricted Cash

Restricted cash as of December 31, 2016 and 2015 was $0 and $94,000, respectively. As of December 31, 2015, restricted cash is comprised of a cash deposit to collateralize a letter of credit issued in favor of a landlord. The cash deposit was then released during 2016 after the Company moved out of its New Jersey office.

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

The allowance for doubtful accounts as of December 31, 2016 and 2015 was $266,000 and $290,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

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

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon the decline in performance of the Health Guru operations, the Company recorded impairment charges of $54,000 and $0 for the years ended December 31, 2016 and 2015, respectively, to record the write off of the book value of Health Guru’s internally developed capitalized software. These impairment charges were included in the impairment of software and intangible assets within the consolidated statement of income.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

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

On January 28, 2015, in connection with the Reverse Merger, the Company used both a discounted cash flows approach and a guideline companies’ model approach to estimate the current fair value of Kitara in connection with the reverse business combination of Kitara. The guideline companies’ method utilizes financial and market data on publicly traded securities of companies engaged in business pursuits similar to those of Kitara, from which prevailing investor attitudes and expectations are developed. Differences between the publicly traded companies and Kitara are analyzed and considered in order to develop representative market multiples, which, in turn, were applied to Kitara’s operating results to develop an indication of value.

As of December 31, 2016, the Company evaluated goodwill for potential impairment. Pursuant to the accounting guidance, the Company elected to initially assess certain qualitative factors in order to determine whether a quantitative analysis was required. Since the carrying amount of the Company’s reporting unit was negative, in evaluating the qualitative factors, the Company was required to determine whether there were any adverse qualitative factors pointing to a conclusion that an impairment of goodwill exists. If so, then the Company would need to conduct the second step of the impairment test in order to measure the amount of impairment, if any. In its evaluation, the Company evaluated macroeconomic, industry and market conditions, trends in financial performance, Company specific events which might adversely impact the fair value of the reporting unit, as well as whether there were any significant differences between the carrying amounts and the estimated fair values of the reporting unit's assets and liabilities, and/or the existence of significant unrecognized intangibles. Based upon this qualitative evaluation, the Company determined that as of December 31, 2016, in the aggregate, such factors did not point to a conclusion that an impairment of goodwill would exist. Based upon this evaluation, the Company concluded that there was no goodwill impairment as of December 31, 2016.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $243,000 and $244,000 for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense on the accompanying consolidated income statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

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

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user audience consisting of the Company’s owned and operated network, users of our third party application partners’ properties and users from our publisher driven traffic. In all cases, our revenue is generated when an advertisement is served by us or when a user action occurs based on the advertisement we served (i.e., a view, a click, a conversion action, etc.). There is a specific transaction that triggers a billable instance.

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

Cost of Revenues

Costs of revenue consists of marketing expenses to obtain new users for the Company’s owned and operated properties, publisher costs of third-party networks and properties, transaction costs and revenue-sharing costs to third party application developer partners.

Leases

The Company amortizes its office lease costs on a straight line basis over the minimum lease term. The Company leases computer hardware and software and office equipment with varying lease terms.

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. The Company incurred technology, development, and maintenance costs of $3,448,000 and $3,992,000 for the years ended December 31, 2016 and 2015, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant vendors are presented in the following table for the years ended December 31, 2016 and 2015. There were no concentrations of revenue or accounts receivable from key customers and no vendor concentrations within accounts payable during these periods

	For the Year Ended December 31,
	2016	2015
The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	18.0%, 17.1%, and 15.6% of cost of revenues from three vendors respectively	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of December 31, 2016 and 2015, the Company held cash balances in excess of federally insured limits.

The company extends credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.

Income Taxes

Effective January 28, 2015, the Company completed its Reverse Merger, whereby Propel Media (a limited liability company) was deemed to be the accounting acquirer of Kitara (a C corporation). The historical financial statements were those of Propel Media. From the date of the Reverse Merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the Reverse Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for the periods prior to January 28, 2015.

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

The unaudited pro forma computation of income tax expense included in the consolidated statement of income for the year ended December 31, 2015, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Net Income per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the year ended December 31, 2016, the Company excluded potential common shares resulting from the exercise of stock options (23,351,875 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the year ended December 31, 2015, the Company excluded potential common shares resulting from the exercise of stock options (28,755,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

Stock-based Compensation Policy, continued

The Company accounts for stock options granted to consultants pursuant to the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Stock-based compensation cost is measured at the grant date and at the end of each reporting period for unvested awards, based on the fair value of the award, and is recognized as expense over the consultant’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options granted to consultants are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustments at December 31, 2016 and 2015, the Company utilized the closing price of the Company’s common stock, as published on the OTC Pink Market, operated by OTC Markets Group (“OTC Pink Market”), as an input to the Black Scholes option-pricing model for the fair value of its common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2016 through the date these consolidated financial statements were issued. Management has concluded that there were no subsequent events that required disclosure in these consolidated financial statements.

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

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted ASU 2014-15 effective December 31, 2016 and such adoption did not have a material impact on the Company’s financial position and results of operations.

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

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

The Company has adopted ASU 2016-15 effective December 31, 2016 and such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In November 2016, the FASB issued Accounting Standards Update ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The amendments in this update do not provide a definition of restricted cash or restrict cash equivalents. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2014-04”). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019, with early application permitted after January 1, 2017. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Propel Media and Kitara consummated the Transactions.

Pursuant to the Exchange Agreement, as amended, the Transferors exchanged all of the outstanding Propel Media limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that enables the Transferors to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) the right to receive on or prior to June 30, 2019, a $10,000,000 payment (the “Deferred Obligation”) in cash and/or shares of Propel common stock, and (v) the right to receive immediately after the payment of certain fees to Highbridge on or about January 28, 2019, the $6,000,000 Deferred Payment in cash (the “Exchange”).

Pursuant to the Exchange Agreement, as amended on January 26, 2016, the $10,000,000 Deferred Obligation is payable in cash and/or stock not later than June 30, 2019. The Company can pay the $10,000,000 Deferred Obligation from the raising of capital via an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Mr. Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s common stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date prior to the date on which such shares are issued to the Transferors.

The Company recorded the obligations for the $10,000,000 Deferred Payment and the $6,000,000 Deferred Payment, (in the aggregate, “Deferred Payments to Transferors”) to Transferors at fair value. Fair value was determined by recording the fixed obligations at their net present value, discounted at an interest rate of 10% per annum. The discount rate used was based upon the interest rate of the Term Loan. The Company is amortizing the discount utilizing the interest method over the periods for which future amounts are due. On January 28, 2015 upon the consummation of the Exchange, the Company recorded the fair value of the Deferred Payments to Transferors of $12,696,000, reflecting a discount of $3,304,000. As discussed above, on January 26, 2016, pursuant to the Exchange Agreement, the transferors agreed to defer receipt of the $10,000,000 until June 2019. This extension of the timing to remit payment was evaluated for extinguishment accounting. The amendment was determined to be a modification for accounting purposes, and as such, the unamortized discount for the $10,000,000 obligation on the date of the amendment was $418,000, which will be amortized over the remaining term of the obligation. As a result, subsequent to the amendment date, the effective interest rate on the obligation was reduced to 1.25%. During the years ended December 31, 2016 and 2015, the Company recorded discount amortization of $645,000 and $1,227,000, respectively. The unamortized discount was $1,431,000 as of December 31, 2016 and $2,077,000 as of December 31, 2015.

Propel agreed to reimburse the Transferors for all transaction expenses paid by Propel Media, its subsidiaries or the Transferors on or before the closing, and assumed all of their unpaid transaction expenses as of such date. During the year ended December 31, 2015, the Company paid $867,000 of these expenses to the Transferors.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement:

	As of December 31,
	2016	2015
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000	$10,000,000
Amount due January 28, 2019	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(1,431,000)	(2,077,000)
Total, net	$14,569,000	$13,923,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

Pro Forma Financial Information

The following presents the unaudited pro forma combined financial information, as if (a) the Company had always been a taxable entity and (b) the Transactions had occurred as of January 1, 2015.

For the Year Ended
December 31, 2015
Revenues	$79,736,000
Net income	$2,241,000
Pro forma net income per common share, basic and diluted	$0.01
Pro forma weighted average number of common shares outstanding - basic and diluted	250,010,162

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Reverse Merger been completed as of January 1, 2015 nor are they necessarily indicative of future consolidated results.

Promissory Notes

In connection with the acquisition of Kitara, the Company assumed two notes payable to Mr. Regular, a shareholder and the Company’s former Chief Executive Officer. The first note had a balance of $102,000 and was repaid immediately after the closing of the Reverse Merger. The second note had a face value of $200,000 with an annual interest rate of 1% that would have matured on January 1, 2023. The second note accrued interest that would have been due at the time the principal became due and payable. As of December 31, 2015, the net outstanding balance on the second note was $106,000 (net of a discount of $94,000). The Company calculated the discount at the acquisition date using a market rate of 10%. The second note bore a below market interest rate of 1%. As such, the Company determined a market rate of 10% and recorded a discount which was amortized over the remaining term of the loan. The market rate was determined based upon the interest rate of the Term Loan. On June 30, 2016, Mr. Regular forgave the second note payable due to him in exchange for a $5,000 cash payment and the rights to a website, domain name, and email member databases. The Company realized a gain of $106,000 as a result of the extinguishment of the second note.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Property and Equipment, Net

Property and equipment, net, consists of the following:

	As of December 31,
	2016	2015
Leasehold improvements	$751,000	$747,000
Furniture and equipment	2,213,000	2,226,000
Computer software	7,250,000	6,150,000
	10,214,000	9,123,000
Less: Accumulated depreciation	(8,620,000)	(6,598,000)
	$1,594,000	$2,525,000

Depreciation expense for the years ended December 31, 2016 and 2015 was $2,102,000 and $1,792,000, respectively.

Note 6 – Intangibles

Intangible assets consisted of the value received in connection with the Company’s Reverse Merger with Kitara, which included the video library, which was fully amortized and written off by December 31, 2016, and the domain and trade names for Kitara that have been deemed to be perpetual.

Intangible assets are comprised of the following:

	As of December 31
	2016	2015
Domain and trade names (indefinite life)	$20,000	$20,000
Video library	-	313,000
Total Intangible Assets	20,000	333,000
Less: Accumulated amortization	-	(145,000)
Net	$20,000	$188,000

Based upon the decline of performance of the Health Guru operations, the Company recorded impairment charges of $129,000 (level 3 in fair value hierarchy) and $0 for the years ended December 31, 2016 and 2015, respectively, representing the remaining book value of the video library. Amortization expense for the years December 31, 2016 and 2015 was $40,000 and $145,000 respectively.

Note 7 - Financing Agreement

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Financing Agreement, continued

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded amortization of the closing fee as interest expense of $762,000 and $767,000, for the years ended December 31, 2016 and 2015, respectively. The balance of the closing fee original issue discount was $1,360,000 and $2,122,000 as of December 31, 2016 and 2015, respectively, and is reflected within the Term Loan obligations on the consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $3,227,000 and $3,117,000, for the years ended December 31, 2016 and 2015, respectively. The balance of the accreted Deferred Fee as of December 31, 2016 was $6,344,000, and is reflected within the Term Loan obligations on the consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $243,000 and $244,000 for the years ended December 31, 2016 and 2015, respectively. The balance of the unamortized debt issuance costs of $428,000 and $671,000 is reflected within the Term Loan obligations on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of December 31, 2016, the Company was in compliance with the covenants and the leverage ratio requirement under the Finance Agreement.

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

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the year ended December 31, 2016, interest on the Term Loan bore an effective interest rate of approximately 10.0% per annum.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Financing Agreement, continued

Term Loan, continued

The following represents the obligations outstanding under the Term Loan:

	As of December 31
	2016	2015
Principal	$67,531,000	$74,531,000
Discounts	(1,787,000)	(2,793,000)
Accreted value of the Deferred Fee ($12,500,000)	6,344,000	3,117,000
Net	72,088,000	74,531,000
Less: Current portion	(6,089,000)	(5,997,000)
Long-term portion	$65,999,000	$68,858,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2017	7,000,000
2018	7,000,000
2019	53,531,000
Total, gross	67,531,000
Less: debt discount	(1,787,000)
Plus: accreted value through December 31, 2016 of the Deferred Fee ($12,500,000)	6,344,000
Total, net	72,088,000
Less: current portion	(6,089,000)
Long-term debt	$65,999,000

Revolving Loan

As of December 31, 2016 and 2015, the outstanding balance of the Revolving Loan was $0 and $1,762,000 respectively. As of December 31, 2016, $4,072,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but not less than 1%) (7.0% during the year ended December 31, 2016), or (ii) the bank’s reference rate (9.5% during the year ended December 31, 2016). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate. During the year ended December 31, 2016, the Company received a one-time favorable interest reduction of $190,000 from the Lenders related to the Revolving Loan.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who through October 6, 2014 owned more than 10% of the member interest in Propel Media and subsequent to which such ownership was transferred to certain trusts. The technology development services and other administrative services provided to the Company by this related party during the years ended December 31, 2016 and 2015, totaled $3,283,000 and $2,735,000 respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying consolidated balance sheets and consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $7,000 and $3,000 as of December 31, 2016 and 2015, respectively, which are reported within accrued expenses in the consolidated balance sheets.

On January 28, 2015, in connection with the Reverse Merger, the Company’s Board of Directors appointed Howard Yeaton as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the Managing Principal of Financial Consulting Strategies LLC (“FCS”). During the years ended December 31, 2016 and 2015, the Company has incurred a total of $194,000 and $525,000, respectively, representing Mr. Yeaton’s services as the Company’s Interim Chief Financial Officer and other financial advisory and accounting services provided by FCS. The balance due to FCS was $0 and $7,000 as of December 31, 2016 and 2015, respectively, and was included within accrued expenses in the consolidated balance sheet.

See Note 4 for a discussion of notes payable in connection with Mr. Regular, the Company’s former Chief Executive Officer.

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

Rent expense totaled $430,000 and $770,000 during the years ended December 31, 2016 and 2015, respectively. Rent expense for the year ended December 31, 2016 included a reversal of $123,000 of deferred rent, recognized upon the termination of the New Jersey office lease at the end of April 30, 2016. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2017	594,000
2018	458,000
$1,052,000

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies, continued

Employment Agreements

On March 6, 2015, the Company entered into an employment agreement (each an “Employment Agreement” and collectively the “Employment Agreements”) with each of Jared Pobre, Robert Regular, Marv Tseu and David Shapiro (each an “Executive” and collectively the “Executives”). Mr. Regular’s employment was terminated on April 22, 2016 (see below).

Effective April 22, 2016, the Company entered into a separation agreement with Mr. Regular, who until April 30, 2016 served as the Company’s Chief Executive Officer. Pursuant to the separation agreement, the Company will pay Mr. Regular (i) $536,986 in 12 monthly installments, (ii) all valid expense reimbursements through April 30, 2016, and (iii) all accrued but unused vacation pay through April 30, 2016. In addition, an option to purchase 2,400,000 shares at $0.20 per share held by Mr. Regular will fully vest and be exercisable until June 30, 2018 and an option to purchase 2,100,000 shares at $0.55 per share held by Mr. Regular will fully vest and be exercisable until April 30, 2017. Non-cash charges for the acceleration of these stock-based compensation awards were approximately $489,000. The employment agreement, as modified by the separation agreement, will restrict Mr. Regular from disclosing confidential information concerning the business of the Company, will contain customary restrictive covenants relating to noncompetition and non-solicitation, which continue to run until January 28, 2017, and Mr. Regular has agreed to release and waive all claims against the Company. On June 30, 2016, Mr. Regular forgave a note payable due to him in exchange for a $5,000 cash payment and the rights to certain website, domain name, and email member databases (See Note 4).

Effective April 30, 2016, Jared Pobre resigned at Executive Chairman of the Board and ceased to be an officer and employee of the Company. He continues to serve as the Non-Executive Chairman of the Board.

The Employment Agreements with each of Messrs. Tseu and Shapiro are for a term of three years, unless earlier terminated as provided in the agreement or unless extended by mutual written agreement of the Company and the Executive. If the Executive continues to work for the Company after the expiration of the term, his employment is on the same terms as the Employment Agreement, except that he is an “at will” employee and the severance provisions described below will no longer be in effect.

The Employment Agreements, as amended, provide for base salaries of $486,000 for Mr. Tseu and $350,000 for Mr. Shapiro. Each of the Executives are reimbursed for their reasonable business expenses, subject to an exception for certain costs of commuting for Mr. Tseu.

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

The Company also has in place with certain of its other executives agreements which provide for severance or salary continuation upon certain events, such as upon a change of control of the Company.

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

Litigation

From time to time, the company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2016, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

Litigation, continued

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

Note 10 - Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Plan are discretionary. The Company recorded contribution expense of $222,000 and $187,000 during the years ended December 31, 2016 and 2015, respectively.

Note 11 – Income Taxes

Income tax expense (benefit) is as follows:

	For the Year Ended December 31,
Current	2016	2015
Federal	$1,374,000	$500,000
State	140,000	141,000
Total current	1,514,000	641,000
Deferred
Federal	(585,000)	(25,570,000)
State	2,968,000	(5,661,000)
Total deferred	2,383,000	(31,231,000)
Total Income Tax Expense (Benefit)	$3,897,000	$(30,590,000)

The difference between the Company's effective income tax rate and the federal statutory corporate tax rate is as follows:

	For the Year Ended December 31,
	2016	2015
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.1%	2.7%
Transaction costs	-%	2.3%
Permanent differences:
Removal of Propel Media pre-merger book net income	-%	(15.6%)
Change in income tax status of Propel Media	-%	(619.0%)
Return to provision Adjustments	4.4%	-%
Change in expected state rate for reversal of deferred tax benefit	43.7%	-%
Addition of Kitara pre-merger book net loss	-%	(1.4%)
Other	2.8%	0.4%
Total	87.0%	(596.6%)

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Income Taxes, continued

Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2016	2015
Deferred tax assets
Intangible – Propel Media step-up	$26,354,000	$30,195,000
Net operating loss carryforward	1,775,000	1,975,000
Accrued vacation	146,000	116,000
Amortization of intangibles	380,000	411,000
Non-qualified stock options	1,081,000	641,000
Bad debt	96,000	112,000
Debt amortization	2,300,000	1,203,000
Other	(18,000)	190,000
Gross deferred tax assets	32,114,000	34,843,000

Deferred tax liabilities
Amortization of intangibles	-	(435,000)
Depreciation	(423,000)	(334,000)
Gross deferred tax liabilities	(423,000)	(769,000)
Net deferred tax assets	$31,691,000	$34,074,000

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5,221,000 which were acquired in connection with the acquisition of Kitara. Internal Revenue Code (“IRC”) Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a company.   Pursuant to IRC Section 382, changes in control occur when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. In connection with the acquisition of Kitara, the Company prepared an analysis under IRC Section 382 and determined that (i) there was a more than 50% ownership change on January 28, 2015 and (ii) that of the $8,200,000 acquired net operating losses, only $6,535,000 would be eligible for carryover to future periods.   The net operating losses are expected to expire in the years 2029 through 2034.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Stock-Based Compensation

Equity Incentive Plans

2014 Long-Term Incentive Equity Plan

On October 9, 2014, Propel and its sole stockholder approved the 2014 Long-Term Incentive Plan (“2014 Plan”), pursuant to which a total of nine percent of the fully-diluted shares of the Company’s common stock outstanding as of the closing of the Transactions (or 26,172,326 shares) became available for awards under the plan upon such closing. Kitara’s stockholders approved the 2014 plan as of January 26, 2015.

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

Stock Options

In accordance with the Employment Agreements for Messrs. Regular, Tseu and Shapiro, on March 6, 2015, the Board of Directors granted an option to purchase 2,100,000 shares of common stock to Mr. Regular, an option to purchase 3,000,000 shares of common stock to Mr. Tseu and an option to purchase 3,000,000 shares of common stock to Mr. Shapiro. The options, which were granted under the 2014 Plan, have an exercise price of $0.55 per share and a term of 10 years. Each of the options vests as to one-quarter of the underlying shares on March 6, 2016 and vests as to the remainder of the underlying shares in twelve equal quarterly installments over the following three years. On April 30, 2016, Mr. Regular’s option became fully vested pursuant to the terms of his separation agreement.

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

Note 12 - Stock-Based Compensation, continued

Stock Options, continued

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	28,755,000	$0.48	$0.22	7.6	$40,000
Granted	-	-	-	-	-
Exercised	-	-	-	-
Forfeited, expired or canceled	5,403,125	0.42	0.21	-
Outstanding at December 31, 2016	23,351,875	$0.49	$0.27	6.9	$-

Exercisable at December 31, 2016	13,911,889	$0.46	$0.25	6.0	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on December 31, 2016. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

	Options Grants -
	Officers, Employees	Options Grants -	Options Grants -	Options Grants -
	and Directors during	Consultants during	Consultants Mark-to-	Consultants Mark-to-
	the Year Ended	the Year Ended	Market Adjustment at	Market Adjustment at
	December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2016
Stock price	$0.40 - 0.55	$0.40 - 0.55	$0.20	$0.01
Exercise price	$0.55	$0.55	$0.55	$0.55
Dividend yield	0%	0%	0%	0%
Expected volatility	54% - 62%	54% - 62%	62%	63%
Risk-free interest rate	1.56% - 1.87%	1.70% - 2.24%	1.70%	2.10%
Expected life (in years)	6.11	10	9.18 - 9.84	8.18 - 8.84

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $1,640,000 and $1,117,000 for the years ended December 31, 2016 and 2015, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of income. As of December 31, 2016, the unamortized value of options was $1,951,000. As of December 31, 2016, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 1.9 years.

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

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of December 31, 2016, the Company had outstanding 250,010,162 shares of common stock.

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

Note 14 - Executive Bonus Plan

The Company previously sponsored the Propel Media Incentive Profit Sharing Plan (the “Profit Sharing Plan”). Effective January 1, 2016, the Profit Sharing Plan was replaced with the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under both plans amounted to $871,000 and $1,459,000 for the years ended December 31, 2016 and 2015, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s consolidated statements of operations. At December 31, 2016 and 2015, the accrued executive bonuses were $268,000 and $416,000 respectively, and the amounts were included in accrued expenses within the consolidated balance sheets.

