Form 10-Q
period 2017-03-31
Propel Media, Inc.
filed 2017-05-12
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a Smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2017, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash	$5,601,000	$2,823,000
Accounts receivable, net	7,307,000	6,595,000
Prepaid expenses & other current assets	439,000	564,000
Total current assets	13,347,000	9,982,000

Property and equipment, net	1,454,000	1,594,000
Intangible assets	20,000	20,000
Goodwill	2,869,000	2,869,000
Deferred tax assets, net	31,497,000	31,691,000
Other assets	83,000	89,000
Total assets	$49,270,000	$46,245,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,073,000	$1,861,000
Accrued expenses	4,149,000	3,914,000
Advertiser deposits	1,427,000	1,832,000
Current portion of long-term debt	6,112,000	6,089,000
Total current liabilities	14,761,000	13,696,000

Long-term debt, less current portion, net	65,228,000	65,999,000
Obligations to transferors	14,720,000	14,569,000
Other non-current liabilities	95,000	142,000
Total liabilities	94,804,000	94,406,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at March 31, 2017 and December 31, 2016	25,000	25,000
Additional paid-in capital	2,986,000	2,757,000
Accumulated deficit	(48,545,000)	(50,943,000)
Total stockholders’ deficit	(45,534,000)	(48,161,000)
Total liabilities and stockholders' deficit	$49,270,000	$46,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$18,632,000	$15,323,000
Cost of revenues	6,933,000	6,792,000
Gross profit	11,699,000	8,531,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,085,000	3,737,000
Technology, development and maintenance	817,000	1,106,000
Marketing and promotional	17,000	18,000
General and administrative	353,000	389,000
Professional services	276,000	324,000
Depreciation and amortization	397,000	621,000
Impairment of software and video library	20,000	183,000

Operating expenses	4,965,000	6,378,000

Operating income	6,734,000	2,153,000

Other expense:
Interest expense, net	(2,911,000)	(3,236,000)
Total other expense	(2,911,000)	(3,236,000)

Income (loss) before income tax expense	3,823,000	(1,083,000)
Income tax (expense) benefit	(1,425,000)	420,000
Net income (loss)	$2,398,000	$(663,000)

Net income (loss) per common share, basic and diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	250,010,162	250,010,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2017	250,010,162	$25,000	$2,757,000	$(50,943,000)	$(48,161,000)

Stock based compensation - amortization of stock options	-	-	229,000	-	229,000

Net income	-	-	-	2,398,000	2,398,000

Balance, March 31, 2017	250,010,162	$25,000	$2,986,000	$(48,545,000)	$(45,534,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$2,398,000	$(663,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	4,000	(72,000)
Stock-based compensation	229,000	314,000
Depreciation and amortization	397,000	621,000
Accretion of debt premium	769,000	817,000
Amortization of debt discount	177,000	199,000
Amortization of debt issuance costs	56,000	63,000
Interest accrued on amount due to Transferors	152,000	202,000
Impairment of intangible assets and software	20,000	183,000
Deferred income taxes	194,000	(420,000)
Changes in assets and liabilities:
Accounts receivable	(716,000)	939,000
Prepaid income taxes	134,000	(213,000)
Prepaid expenses	(9,000)	(100,000)
Other assets	6,000	-
Accounts payable	1,212,000	(1,620,000)
Accrued expenses	235,000	700,000
Advertiser deposits	(405,000)	(230,000)
Other non-current liabilities	(47,000)	(46,000)
Net cash provided by operating activities	4,806,000	674,000

Cash Flows From Investing Activities
Restricted cash	-	1,000
Purchase of property and equipment	(278,000)	(312,000)
Net cash used in investing activities	(278,000)	(311,000)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,750,000)	(1,750,000)
Repayment under line of credit	(15,726,000)	(17,949,000)
Borrowing under line of credit	15,726,000	18,802,000
Net cash used in financing activities	(1,750,000)	(897,000)

Net increase (decrease) in cash	2,778,000	(534,000)

Cash
Beginning of period	2,823,000	1,629,000
End of period	$5,601,000	$1,095,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,756,000	$1,960,000

Income taxes	$20,000	$182,000

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

Note 2 - Liquidity and Capital Resources

As of March 31, 2017, the Company’s cash on hand was $5,601,000. The Company had working capital deficits of $1,414,000 and $3,714,000 as of March 31, 2017 and December 31, 2016, respectively. The Company recorded net income of $2,398,000 for the three months ended March 31, 2017. The net income for the three months ended March 31, 2017 reflected an income before income tax of $3,823,000 and an income tax expense of $1,425,000. The Company has historically met its liquidity requirements through operations.

As of March 31, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $4,896,000 and $0, respectively, leaving $4,896,000 available to be drawn under the arrangement.

Cash flows used in financing activities for the three months ended March 31, 2017 consisted of a $1,750,000 principal repayment on the Company’s Term Loan.

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of March 31, 2017.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through May 2018.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2017.

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

The allowance for doubtful accounts as of March 31, 2017 and December 31, 2016 was $269,000 and $266,000, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements. Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $397,000 and $582,000, respectively.

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations

Intangible assets as of March 31, 2017 and December 31, 2016 consist of the Propel Media trade name at a cost of $20,000. Amortization expense was $0 and $39,000 for the three months ended March 31, 2017 and 2016, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and postimplementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straightline basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded an impairment charge of $20,000 for the three months ended March 31, 2017, to write off the book value of certain internally developed capitalized software.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $56,000 and $63,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

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

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying unaudited condensed consolidated balance sheets.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,
	2017	2016
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%

Accounts receivable	11% of accounts receivable from one customer	10% of accounts receivable from one customer

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	21% and 18% and 14% of cost of revenues, or 53% of cost of revenues in the aggregate	20% and 11% of cost of revenues, or 31% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	31% of accounts payable from one vendor	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of March 31, 2017 and December 31, 2016, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2017, the Company excluded potential common shares resulting from the exercise of stock options (23,330,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the three months ended March 31, 2016, the Company excluded potential common shares resulting from the exercise of stock options (28,315,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2017 through the date these condensed consolidated financial statements were issued. Management has concluded that other than as disclosed in Note 11, there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the condensed consolidated statements of operations. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning or after December 15, 2016. The Company has adopted ASU 2015-16 effective January 1, 2017 and such adoption did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the statement of cash flows. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The amendments in this update do not provide a definition of restricted cash or restrict cash equivalents. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019, with early application permitted after January 1, 2017. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel, Propel Media and Kitara consummated the Transactions.

Pursuant to the Exchange Agreement, as amended, the Members exchanged all of the outstanding Propel Media limited liability company interests for (i) $80,000,000 in cash, (ii) 154,125,921 shares of Propel common stock, (iii) the right to receive performance-based “earn out” payments that enables the Members to receive up to an additional $40,000,000 in cash or stock consideration based on Propel Media reaching certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during the 2015 to 2018 fiscal years, (iv) $10,000,000 deferred payment (the “Deferred Obligation”) in cash and/or shares of Propel common stock (as outlined below), and (v) immediately after the payment of certain fees to Highbridge on or about January 28, 2019, the $6,000,000 Deferred Payment in cash (the “Exchange”).

Pursuant to the Exchange Agreement, as amended on January 26, 2016, the $10,000,000 Deferred Obligation is payable in cash and/or stock not later than, June 30, 2019. The Company can pay the $10,000,000 Deferred Obligation from the raising of capital via an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date prior to the date on which such shares are issued to the Transferors.

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

During the three months ended March 31, 2017 and 2016, the Company recorded discount amortization of $152,000 and $202,000, respectively. The unamortized discount was $1,280,000 as of March 31, 2017 and $1,431,000 as of December 31, 2016.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement:

	As of,
	March 31, 2017	December 31, 2016
Amount due on or before June 30, 2019	$10,000,000	$10,000,000
Amount due January 28, 2019	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(1,280,000)	(1,431,000)
Total, net	$14,720,000	$14,569,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

Note 5 - Financing Agreement

Upon the closing of Transactions, the Term Loan, in the aggregate principal amount of $81,000,000 was borrowed in full and $7,500,000 was borrowed under the Revolving Loan. The proceeds of the Loans were used (a) to pay off and refinance the revolver obligation with Wells Fargo Bank which was assumed from Kitara in the Reverse Merger (b) to pay fees and expenses related to the Financing Agreement, (c) to finance the cash consideration under the Exchange Agreement and (d) for general working capital purposes of the Borrowers.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property, shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. The Company is accreting the Deferred Fee as a finance charge over the term of the Term Loan. The Company recorded amortization of the closing fee as interest expense of $177,000 and $199,000, for the three months ended March 31, 2017 and 2016, respectively. The balance of the closing fee original issue discount was $1,183,000 and $1,360,000 as of March 31, 2017 and December 31, 2016, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $769,000 and $817,000, for the three months ended March 31, 2017 and 2016, respectively. The balance of the accreted Deferred Fee as of March 31, 2017 and December 31, 2016 was $7,113,000 and $6,344,000, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $56,000 and $63,000 for the three months ended March 31, 2017 and 2016, respectively. The balance of the unamortized debt issuance costs of $371,000 and $428,000, respectively, is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Financing Agreement, continued

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of March 31, 2017, the Company was in compliance with the covenants and the leverage ratio requirement under the Finance Agreement.

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

As of March 31, 2017, the Company was in compliance with the covenants under the Financing Agreement.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the three months ended March 31, 2017, interest on the Term Loan bore an effective interest rate of approximately 10.0% per annum.

The following represents the obligations outstanding under the Term Loan:

	As of
	March 31, 2017	December 31, 2016
Principal	$65,781,000	$67,531,000
Discounts	(1,554,000)	(1,787,000)
Accreted value of the Deferred Fee ($12,500,000)	7,113,000	6,344,000
Net	71,340,000	72,088,000
Less: Current portion	(6,112,000)	(6,089,000)
Long-term portion	$65,228,000	$65,999,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2017 (nine months)	5,250,000
2018	7,000,000
2019	53,531,000
Total, gross	65,781,000
Less: debt discount	(1,554,000)
Plus: accreted value through March 31, 2017 of the Deferred Fee ($12,500,000)	7,113,000
Total, net	71,340,000
Less: current portion	(6,112,000)
Long-term debt	$65,228,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Financing Agreement, continued

Revolving Loan

As of March 31, 2017, the outstanding balance of the Revolving Loan was $0, with $4,896,000 available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but not less than 1%) (7.0% during the three months ended March 31, 2017), or (ii) the bank’s reference rate (9.5% during the three months ended March 31, 2017). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

Note 6 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). This technology company is owned by an individual who is affiliated with a trust which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by this related party during the three months ended March 31, 2017 and 2016, totaled $859,000 and $737,000 respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $7,000 and $7,000 as of March 31, 2017 and December 31, 2016, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

During the three months ended March 31, 2017 and 2016 the Company has incurred a total of $45,000 and $58,000 respectively, to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of March 31, 2017 and December 31, 2016.

Note 7 - Commitments and Contingencies

Operating leases

Rent expense totaled $106,000 and $195,000 during the three months ended March 31, 2017 and 2016, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2017 (nine months)	447,000
2018	458,000
$905,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Commitments and Contingencies, continued

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at March 31, 2017, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $73,000 and $77,000 during the three months ended March 31, 2017 and 2016, respectively.

Note 9 - Income Taxes

The Company’s income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 37.3% and 38.8%, respectively, resulting in a $1,425,000 and ($420,000) income tax expense (benefit), respectively. The income tax expense for the three months ended March 31, 2017 and 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the effect of state income taxes, which can differ from period to period. The effective income tax rate for the three months ended March 31, 2017 is lower than the effective income tax rate for the three months ended March 31, 2016, on account of differences in state income tax rates.

Note 10 - Stock-Based Compensation

Equity Incentive Plans

2014 Long-Term Incentive Equity Plan

On October 9, 2014, Propel and its then sole stockholder approved the 2014 Long-Term Incentive Plan (“2014 Plan”), pursuant to which a total of nine percent of the fully-diluted shares of the Company’s common stock outstanding as of the closing of the Transactions (or 26,172,326 shares) became available for awards under the plan upon such closing. Kitara’s stockholders approved the plan as of January 26, 2015.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,351,875	$0.49	$0.27	6.9	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or canceled	21,875	0.55	0.29	-
Outstanding at March 31, 2017	23,330,000	$0.49	$0.27	6.6	$-

Exercisable at March 31, 2017	14,949,703	$0.46	$0.25	5.9	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on March 31, 2017. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $229,000 and $314,000 for the three months ended March 31, 2017 and 2016, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2017, the unamortized value of options was $1,729,000. As of March 31, 2017, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 1.7 years.

Note 11 - Executive Bonus Plan

Effective January 1, 2016, Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) became effective for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $290,000 and $146,000 for the three months ended March 31, 2017 and 2016, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At March 31, 2017 and December 31, 2016, the accrued executive bonuses were $287,000 and $268,000, respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets. On May 8, 2017, the Company’s Board of Directors approved a change to the Executive Bonus Plan. Pursuant to this change, the Company will pay an additional executive bonus of approximately $96,000 with respect to performance for the three months ended March 31, 2017.

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

In connection with the closing of the Transactions, Propel, Kitara and Propel Media, as “Borrowers,” and certain of their subsidiaries, as “Guarantors,” entered into a financing agreement, dated as of January 28, 2015 and amended on December 23, 2016 (“Financing Agreement”), with certain financial institutions as “Lenders,” HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC), as collateral agent for the Lenders, and PNC Bank, National Association, as a Lender and administrative agent for the Lenders. The Financing Agreement provides for a credit facility that consists of a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”).

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,
	2017	2016

Revenues	$18,632,000	$15,323,000
Cost of revenues	6,933,000	6,792,000
Gross profit	11,699,000	8,531,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,085,000	3,737,000
Technology, development and maintenance	817,000	1,106,000
Sales and marketing	17,000	18,000
General and administrative	353,000	389,000
Professional services	276,000	324,000
Depreciation and amortization	397,000	621,000
Impairment of software and video library	20,000	183,000

Operating expenses	4,965,000	6,378,000

Operating income	6,734,000	2,153,000

Other expense:
Interest expense, net	(2,911,000)	(3,236,000)
Total other expense	(2,911,000)	(3,236,000)

Income (loss) before income tax (expense) benefit	3,823,000	(1,083,000)
Income tax (expense) benefit	(1,425,000)	420,000
Net income (loss)	$2,398,000	$(663,000)

Adjusted EBITDA (a non-GAAP measure)

Net income (loss)	$2,398,000	$(663,000)
Depreciation and amortization	397,000	621,000
Impairment charges	20,000	183,000
Interest expense, net	2,911,000	3,236,000
Stock-based compensation expense	229,000	314,000
Taxes	1,427,000	(420,000)
Bank fees (credits)	27,000	(56,000)
Merger and other one-time expenses	-	13,000
Adjusted EBITDA (a non-GAAP measure)	$7,409,000	$3,228,000

Three Months Ended March 31, 2017 and 2016

Revenue

Consolidated revenue for the three months ended March 31, 2017 increased by $3,309,000, or 22%, to $18,632,000 as compared to $15,323,000 for the three months ended March 31, 2016. The increase was principally on account of improvements in the overall return we earn from the user audience to which we serve advertisements. During the three months ended March 31, 2017, revenue from our owned and operated user base increased by $5,117,000, or 49% to $15,616,000 as compared to $10,498,000 for the three months ended March 31, 2016. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users deemed highly desirable to our advertisers to our properties and, second, upon effectively serving more targeted advertising to those users. We have realized higher advertiser demand for our owned and operated user audience, and as a result, we have been able to realize a greater overall return, or higher lifetime value, from our media buy spend to acquire these users. This growth in our owned and operated user audience has lessened our dependency on the lower lifetime value users from our third party application partners. The increases in revenue resulting from our owned and operated properties was offset by declines in revenue from our third party application partners. Third party application partners’ users were largely concentrated in international markets and our international revenue decreased due to the decrease in users in such markets. The decline in the third party application user base was principally on account of policy changes regarding the distribution of applications instituted by those who operate the marketplace’s largest web browsers, which significantly impacted the user acquisition strategy of our third party application partners and limited the ability of those third party application partners to acquire users. Lastly, there was decline in revenue from our publisher-based video syndication business, where we narrowed our offerings to reposition and improve the profitability of this publisher-based sector of our business. As of March 31, 2017, we believe that our revenue trend is stable to positive and that it continues to provide a good foundation for our growth in 2017.

Gross profit

Gross profit for the three months ended March 31, 2017 increased by $3,168,000, or 37% to $11,699,000 as compared to $8,531,000 for the three months ended March 31, 2016. Gross profit percentage improved to 63% for the three months ended March 31, 2017 as compared to 56% for the three months ended March 31, 2016. This increase in gross profit and gross margin percentage was attributable principally to the higher yield, or life time value, earned on our user audience, by a reduction during the three months ended March 31, 2017 of approximately $642,000 in media and publisher costs, on account of the April 2016 sale of our Health Guru operation and our changes made in the video syndication business. As our user audience has shifted substantially to that of our owned and operated properties, and away from that of our third party application partners, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of commissions paid to the third party application partners based directly on ads served by us to the users from the third party application partners.

Operating income

Operating income for the three months ended March 31, 2017 increased by $4,581,000, or 213% to $6,734,000 as compared to $2,153,000 for the three months ended March 31, 2016. Operating income as a percentage of revenue increased to 36% for the three months ended March 31, 2017 as compared to 14% for the three months ended March 31, 2016. The increase in operating income was principally on account of the increase in gross profit of $3,168,000 and the decrease of $1,413,000 in operating expenses. The decrease in operating expenses was due principally to the April 2016 operating restructuring and related workforce reductions.

Cost of revenues

Cost of revenues for the three months ended March 31, 2017 increased by $141,000, or 2%, to $6,933,000 as compared to $6,792,000 for the three months ended March 31, 2016. Costs of revenues consists principally of the costs incurred to acquire our user audience. As compared to the three months ended March 31, 2016, our spending on user acquisition during the three months ended March 31, 2017 consisted principally of spending toward growing our owned and operated properties and away from commissions paid to third party application partners as well as video publisher ad serving costs.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended March 31, 2017 decreased by $652,000, or 17%, to $3,085,000 as compared to $3,737,000 for the three months ended March 31, 2016. The decrease for the three months ended March 31, 2017 was primarily due to reductions in salary, related benefits and severance, principally in connection with the April 2016 operating restructuring and related workforce reductions.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended March 31, 2017 decreased by $289,000, or 26%, to $817,000 as compared to $1,106,000 for the three months ended March 31, 2016. The decrease was principally due to an optimization of technology resources to support our revenue and media buying initiatives.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the three months ended March 31, 2017 decreased by $85,000, or 12%, to $646,000 as compared to $731,000 for the three months ended March 31, 2016. The decrease was principally due to an $85,000 decrease in rent attributable principally to our April 2016 operational restructuring and the closing of our offices in New York and New Jersey.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2017 decreased by $224,000, or 36%, to $397,000 as compared to $621,000 for the three months ended March 31, 2016. The decrease was principally a result of certain capitalized software items becoming fully amortized during 2016.

Impairment of software and intangible assets

Impairment charges for the three months ended March 31, 2017 decreased by $163,000, or 89% to $20,000 as compared to $183,000 for the three months ended March 31, 2016. The decrease was a result of a reduced impairment charge during 2017. The impairment charge of $20,000 for the three months ended March 31, 2017 was to impair a capitalized software component that we ceased using during the three months ended March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2017 decreased by $325,000 or 10% to $2,911,000 as compared to $3,236,000 for the three months ended March 31, 2016. The decrease in interest expense was primarily on account of the principal reductions of $1,750,000 per calendar quarter on the Term Loan and the reduction in the balance outstanding on the Revolving Loan.

Net income (loss)

Net income for the three months ended March 31, 2017 increased by $3,061,000 to $2,398,000, as compared to a net loss of $663,000 for the three months ended March 31, 2016. Income (loss) before income tax was $3,823,000 and $(1,083,000) for the three months ended March 31, 2017 and 2016, respectively. The increase in the income before income tax of $4,906,000 was principally on account of an increase in operating income of $4,581,000. Income tax (expense) benefit was $(1,425,000) and $420,000 for the three months ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 22 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended March 31, 2017 increased by $4,181,000, or 130%, to $7,409,000 as compared to $3,228,000 for the three months ended March 31, 2016. This increase is principally on account of an increase in gross margin of $3,168,000 and the reduction in operating expenses of $1,413,000.

Liquidity and Capital Resources

As of March 31, 2017, our cash on hand was $5,601,000 and we had a working capital deficit of $1,414,000. Our improvement in our working capital deficit was principally attributable to the improved cash level at March 31, 2017, resulting from improvements in operating performance. We recorded net income of $2,398,000 for the three months ended March 31, 2017.

We have relied on cash flows provided by operations to fund operations and operating obligations. We have been growing our owned and operated user audience, which has contributed to the growth of our revenues and gross profit. In addition, our restructuring in 2016 resulted in lowering our operating costs. As a result, our adjusted EBITDA has improved over the last five calendar quarters. We also maintain a credit facility pursuant to the Financing Agreement.

As of March 31, 2017, we had indebtedness and other commitments that principally consisted of $65,781,000 for our Term Loan (bearing interest at approximately 10% per annum) and $0 for our Revolving Loan (bearing interest at 7.0% per annum for loans based upon Libor and 9.5% per annum for reference rate loans). In addition, under the Exchange Agreement, we have deferred payment obligations to the Transferors of $10,000,000 (which can be satisfied with cash or stock as per the terms of the agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the agreement). Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st, to receive any unpaid amount of such $10,000,000 deferred payment obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market, operated by OTC Market Group) on the date prior to the date on which such shares are issued to the Transferors. In addition, we have a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of March 31, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $4,896,000 and $0, respectively, leaving $4,896,000 available to be drawn under the arrangement.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 2.70:1.00 as of March 31, 2017. Our total leverage ratio as of such date was 2.52:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in each of the next four quarters, from 2.60:1.00 as of June 30, 2017 to 2.30:1.00 for March 31, 2018 and remains at 2:30:1.00 for each quarter thereafter. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

We are currently in compliance, and, as of March 31, 2017, we were in compliance with all covenants under the Financing agreement and other loan documents. However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail meet such covenants. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2017 for information relating to the risks surrounding our continued compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through May 31, 2018.

Net cash provided by operating activities

Net cash provided by operating activities was $4,806,000 for the three months ended March 31, 2017, compared to $674,000 for the three months ended March 31, 2016. Cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of net income of $2,398,000, an increase in accounts payable of $1,212,000 and non-cash charges of $1,998,000. These were partially off-set by an increase of $716,000 in accounts receivable. Cash provided by operating activities for the three months ended March 31, 2016 was the result of a net loss of $663,000, plus non-cash charges of $1,907,000 and a decrease of accounts receivable of $939,000, offset by an increase of $1,620,000 in accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $278,000 for the three months ended March 31, 2017, compared to $311,000 used by investing activities for the three months ended March 31, 2016. The net cash used in investing activities for the three months ended March 31, 2017 and 2016 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment.

Net cash used in financing activities

Net cash used in financing activities was $1,750,000 for the three months ended March 31, 2017, as compared to $897,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, cash flows used in financing activities consisted of a $1,750,000 repayment of the Term Loan. Cash used in financing activities for the three months ended March 31, 2016 consisted of a $1,750,000 repayment of the Term Loan off-set by net borrowings under the Revolving Loan of $853,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PROPEL MEDIA, INC.

Date: May 12, 2017	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: May 12, 2017	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

