Form 10-Q
period 2017-06-30
Propel Media, Inc.
filed 2017-08-14
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	As of
	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash	$1,096,000	$2,823,000
Accounts receivable, net	9,589,000	6,595,000
Prepaid expenses & other current assets	356,000	564,000
Total current assets	11,041,000	9,982,000

Property and equipment, net	1,418,000	1,594,000
Intangible assets	1,332,000	20,000
Goodwill	6,057,000	2,869,000
Deferred tax assets, net	30,773,000	31,691,000
Other assets	61,000	89,000
Total assets	$50,682,000	$46,245,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,858,000	$1,861,000
Accrued expenses	3,405,000	3,914,000
Advertiser deposits	1,397,000	1,832,000
Current portion of long-term debt	6,135,000	6,089,000
Revolving credit facility	611,000	-
Total current liabilities	15,406,000	13,696,000

Long-term debt, less current portion, net	62,303,000	65,999,000
Obligations to transferors	14,877,000	14,569,000
Other non-current liabilities	48,000	142,000
Total liabilities	92,634,000	94,406,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at June 30, 2017 and December 31, 2016	25,000	25,000
Additional paid-in capital	3,213,000	2,757,000
Accumulated deficit	(45,190,000)	(50,943,000)
Total stockholders’ deficit	(41,952,000)	(48,161,000)
Total liabilities and stockholders’ deficit	$50,682,000	$46,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$21,515,000	$15,578,000	$40,147,000	$30,902,000
Cost of revenues	7,423,000	5,812,000	14,356,000	12,604,000
Gross profit	14,092,000	9,766,000	25,791,000	18,298,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,334,000	4,183,000	6,419,000	7,921,000
Technology, development and maintenance	817,000	1,098,000	1,635,000	2,203,000
Marketing and promotional	12,000	31,000	29,000	49,000
General and administrative	325,000	612,000	677,000	1,001,000
Professional services	323,000	255,000	599,000	579,000
Depreciation and amortization	376,000	577,000	772,000	1,198,000
Impairment of software and video library	-	-	20,000	183,000

Operating expenses	5,187,000	6,756,000	10,151,000	13,134,000

Operating income	8,905,000	3,010,000	15,640,000	5,164,000

Other income (expense):
Interest expense, net	(3,612,000)	(2,952,000)	(6,522,000)	(6,188,000)
Gain from extinguishment of debt	-	106,000	-	106,000
Other income (expense)	-	18,000	(1,000)	18,000
Total other expenses	(3,612,000)	(2,828,000)	(6,523,000)	(6,064,000)

Income (loss) before income tax (expense) benefit	5,293,000	182,000	9,117,000	(900,000)
Income tax (expense) benefit	(1,938,000)	(56,000)	(3,364,000)	363,000
Net income (loss)	$3,355,000	$126,000	$5,753,000	$(537,000)

Net income (loss) per common share	$0.01	$0.00	$0.02	$(0.00)

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	250,010,162	$25,000	$2,757,000	$(50,943,000)	$(48,161,000)
Stock based compensation - amortization of stock options	-	-	456,000	-	456,000

Net income	-	-	-	5,753,000	5,753,000

Balance, June 30, 2017	250,010,162	$25,000	$3,213,000	$(45,190,000)	$(41,952,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$5,753,000	$(537,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(19,000)	78,000
Stock-based compensation	456,000	1,171,000
Depreciation and amortization	772,000	1,198,000
Loss on sale of Health Guru	-	1,000
Gain from extinguishment of debt	-	(106,000)
Accretion of debt premium	1,536,000	1,625,000
Amortization of debt discount	352,000	393,000
Amortization of debt issuance costs	112,000	124,000
Interest accrued on amount due to Transferors	308,000	345,000
Impairment of intangible assets and software	20,000	183,000
Deferred income taxes	468,000	(403,000)
Changes in assets and liabilities:
Accounts receivable	(2,612,000)	1,688,000
Prepaid expenses and other current assets	208,000	(213,000)
Other assets	33,000	-
Accounts payable	1,889,000	(1,251,000)
Accrued expenses	(744,000)	366,000
Advertiser deposits	(435,000)	(648,000)
Other non-current liabilities	(94,000)	(194,000)
Net cash provided by operating activities	8,003,000	3,820,000

Cash Flows From Investing Activities
Restricted cash	-	94,000
Purchase of property and equipment	(608,000)	(630,000)
Acquisition of DeepIntent	(4,084,000)	-
Net cash used in investing activities	(4,692,000)	(536,000)

Cash Flows From Financing Activities
Repayment of long-term debt	(5,649,000)	(3,500,000)
Repayment under line of credit	(39,047,000)	(39,816,000)
Borrowing under line of credit	39,658,000	39,010,000
Net cash used in financing activities	(5,038,000)	(4,306,000)

Net decrease in cash	(1,727,000)	(1,022,000)

Cash
Beginning of period	2,823,000	1,629,000
End of period	$1,096,000	$607,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,444,000	$3,711,000

Income taxes	$3,959,000	$221,000

Supplemental non-cash investing and financing activity - acquisition of DeepIntent:

Non-cash consideration consisted of:

Obligation of holdback from purchase price	$50,000	$-

Fair value of earnout obligation	$62,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, is a diversified online advertising company. Propel generates revenues through the sale of advertising for advertisers who want to reach consumers in the United States and internationally to promote their products and services. Propel is a holding company for Propel Media LLC (“Propel Media”), a California limited liability company, Kitara Media Corp. (“Kitara”), a Delaware corporation and DeepIntent Technologies, Inc.(“DeepIntent”), a Delaware corporation. Propel, Propel Media, Kitara, DeepIntent and their respective subsidiaries are collectively referred to herein as, the “Company”.

Propel delivers advertising via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of June 30, 2017, Propel has more than 1,400 advertiser customers and serves millions of ads per day.

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

Through its DeepIntent acquisition, consummated on June 21, 2017, Propel’s offerings to its advertising customers will be able to leverage DeepIntent’s integrated data and programmatic buying platform. This platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands confidence that their ads will appear in a “brand safe” environment. Additionally, this acquisition gives the Company the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

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

As a result of the Reverse Merger, the Transferors acquired a majority of Propel’s common stock and both Propel Media’s and Kitara’s officers became the officers and directors of Propel, including the Company’s prior Chief Executive Officer, Mr. Robert Regular, who later left the Company on April 30, 2016. For accounting purposes, the Reverse Merger has been treated as an acquisition of Kitara by Propel Media whereby Propel Media was deemed to be the accounting acquirer. The historical consolidated financial statements prior to January 28, 2015 are those of Propel Media. In connection with the Reverse Merger, the equity accounts of Propel Media were restated on a recapitalization basis so that all equity accounts are now presented as if the member interest exchanged for shares of Propel Media common stock had occurred at the beginning of the earliest period presented.

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent Technologies, Inc. (“DeepIntent”), Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 payable upon the six month anniversary of the DeepIntent Closing Date and, $500,000 payable upon the one year anniversary of the DeepIntent Closing Date (collectively, the “Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ended December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”) (See Note 3).

Note 2 – Liquidity and Capital Resources

As of June 30, 2017, the Company’s cash on hand was $1,096,000. The Company had working capital deficits of $4,365,000 and $3,714,000 as of June 30, 2017 and December 31, 2016, respectively. The Company recorded net income of $3,355,000 and $5,753,000 for the three and six months ended June 30, 2017, respectively. The net income for the three months ended June 30, 2017 reflected an income before income tax of $5,293,000 and an income tax expense of $1,938,000. The net income for the six months ended June 30, 2017 reflected an income before income tax of $9,117,000 and an income tax expense of $3,364,000. The Company has historically met its liquidity requirements through operations.

As of June 30, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $6,016,000 and $611,000, respectively, leaving $5,405,000 available to be drawn under the arrangement.

Cash flows used in financing activities for the six months ended June 30, 2017 consisted of a $5,649,000 principal repayment on the Company’s Term Loan, consisting of $3,500,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement, offset by borrowings, net of repayments, of $611,000 of the Revolving Loan.

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of June 30, 2017.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 2018.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Acquisition of DeepIntent

Upon the DeepIntent Closing Date, pursuant to the DeepIntent Acquisition Agreement, Propel purchased 100% of the equity interests of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, the Deferred Payments and the Earnouts Propel entered into employment agreements for the period from the DeepIntent Closing Date through December 31, 2020 and restrictive covenant agreements through June 20, 2021 with DeepIntent’s founders and former principal shareholders. Propel’s obligation to remit the Deferred Payments is contingent upon the continued employment of both of DeepIntent’s founders through the date that deferred payment is required to be made.

The Company accounted for the acquisition of DeepIntent as a business combination. The contingent Deferred Payments shall be accounted for as compensation for financial reporting purposes, and accreted ratably over the deferred period. During the three and six months ended June 30, 2017, accretion of this Deferred Payment was $26,000 and $26,000, respectively. As of June 30, 2017, $26,000 of accrued Deferred Payment obligation was included in accrued expenses in the condensed consolidated balance sheets.

The aggregate purchase price was $4,196,000, consisting of a $4,000,000 purchase price, an estimated working capital adjustment of $134,000 and the fair value of the Earnout of $62,000. The Company prepared forecasts of expected results for DeepIntent under expected, less than expected and greater than expected scenarios for the Earnout years of 2018, 2019 and 2020. These scenarios were analyzed and then weighted in order to determine the fair value of the Earnout.

The assets and liabilities of DeepIntent have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of DeepIntent, the Company acquired an identifiable intangible asset representing developed technology of DeepIntent. This intangible asset was assigned a fair value of $1,320,000, has a definite life and will be amortized over a period of five years.

The following details the preliminary allocation of the purchase price for the acquisition of DeepIntent:

Fair Value
Accounts receivable	$362,000
Security deposit	4,000
Intangible asset – developed technology	1,320,000
Goodwill	3,188,000
Accounts payable	(107,000)
Accrued expenses	(121,000)
Deferred tax liability, net	(450,000)

Net fair values assigned to assets acquired and liabilities assumed	$4,196,000

The following presents a summary of the purchase price consideration for the purchase of DeepIntent:

Cash	$4,084,000
Working capital holdback adjustment	50,000
Fair value of Earnout	62,000
Total Purchase Price Consideration	$4,196,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Acquisition of DeepIntent, continued

The results of operations for DeepIntent for the period June 21, 2017 through June 30, 2017, are reflected in the Company’s results for the three and six months ended June 30, 2017 in the accompanying condensed consolidated statements of operations.

The goodwill acquired will not be deductible for income tax purposes. The board of directors of Propel cited the following reasons for the acquisition of DeepIntent. DeepIntent provides a technology platform and experience in data science and algorithms that enables Propel to provide an innovative additional advertising solution to its suite of solutions, and offer these solutions to its existing customers, and to new advertisers, as well as to leading brand advertisers and their advertising agencies. The DeepIntent acquisition also provides the Company with the tools to supplement its current offerings with programmatic inventory, as well as provides diversification and leverage to the business that is expected to be accretive to long-term enterprise value.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if DeepIntent had been acquired as of January 1, 2016. The pro forma results do not include any anticipated cost synergies or other effects of the integration of DeepIntent or recognition of compensation expense or fair value of the earn-outs. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates, indicated, nor is it indicative of the future operating results of the combined company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Pro forma revenues	$21,732,000	$15,817,000	$40,615,000	$31,388,000
Pro forma net income (loss)	$2,979,000	$126,000	$5,186,000	$(329,000)
Pro forma net income (loss) per share	$0.01	$0.00	$0.02	$(0.00)

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies

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

The allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 was $206,000 and $266,000, respectively.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements. Depreciation expense for the three months ended June 30, 2017 and 2016 was $368,000 and $577,000, respectively, and $764,000 and $1,198,000 for the six months ended June 30, 2017 and 2016, respectively.

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations. On June 21, 2017, the Company recorded an intangible asset representing the patent, and other intellectual property acquired in connection with the DeepIntent acquisition. This intangible asset was recorded at its fair value on the DeepIntent Closing Date.

Intangible assets as of June 30, 2017 and December 31, 2016 were $1,332,000 and $20,000, respectively. Intangible assets at June 30, 2017 consisted of the DeepIntent intellectual property of $1,312,000 net of accumulated amortization of $8,000 and the Propel Media trade name at a cost of $20,000. Amortization expense was $8,000 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $8,000 and $39,000 for the six months ended June 30, 2017 and 2016, respectively.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and postimplementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straightline basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded a impairment charges of $0 and $20,000 for the three and six months ended June 30, 2017, to write off the book value of certain internally developed capitalized software.

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $55,000 and $61,000 for the three months ended June 30, 2017 and 2016, respectively, and $112,000 and $124,000 for the six months ended June 30, 2017 and 2016, respectively. Amortization of debt issuance costs is included in interest expense on the accompanying condensed consolidated statements of operations.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user audience consisting of the Company’s owned and operated network, users of our third party application partners’ properties and users from our publisher driven traffic, as well as from advertising sold through the Company’s demand-side platform. In all cases, the Company’s revenue is generated when an advertisement is served by the Company or when a user action occurs based on the advertisement the Company served (i.e., a view, a click, a conversion action, etc.).  There is a specific transaction that triggers a billable instance.

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

Cost of Revenues

Costs of revenue consists of marketing expenses to obtain new users for the Company’s owned and operated properties, publisher costs of third-party networks and properties, transaction costs and revenue-sharing costs to third party application developer partners, as well as costs of advertising purchased through the Company’s demand-side platform.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	None over 10%	None over 10%	None over 10%	None over 10%

Accounts receivable	12% of accounts receivable from one customer	None over 10%	12% of accounts receivable from one customer	None over 10%

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	18%, 17% and 10% of cost of revenues, or 45% of cost of revenues in the aggregate	20%, 18%, and 17% of cost of revenue, or 55% of cost of revenues in the aggregate	21% and 20% of cost of revenues, or 41% of cost of revenues in the aggregate	19%, 15%, and 13% of cost of revenue, or 47% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	17% and 14% of accounts payable, or 31% of accounts payable in the aggregate	None over 10%	17% and 14% of accounts payable, or 31% of accounts payable in the aggregate	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of June 30, 2017 and December 31, 2016, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three and six months ended June 30, 2017, the Company excluded potential common shares resulting from the exercise of stock options (21,230,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2016, the Company excluded potential common shares resulting from the exercise of stock options (24,514,375 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2017 through the date these condensed consolidated financial statements were issued. Management has concluded that there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the statement of cash flows. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The amendments in this update do not provide a definition of restricted cash or restrict cash equivalents. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2014-04”). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

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

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In July 2017, The FASB issued ASU 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update re-characterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Reverse Business Combination and Recapitalization

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

During the three months ended June 30, 2017 and 2016, the Company recorded discount amortization of $156,000 and $144,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded discount amortization of $308,000 and $345,000, respectively. The unamortized discount was $1,123,000 as of June 30, 2017 and $1,431,000 as of December 31, 2016.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors outstanding under the Exchange Agreement:

	As of,
	June 30, 2017	December 31, 2016
Amount due on or before June 30, 2019	$10,000,000	$10,000,000
Amount due January 28, 2019	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(1,123,000)	(1,431,000)
Total, net	$14,877,000	$14,569,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

Note 6 - Financing Agreement

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

On May 30, 2017, the Company and the parties to the Financing Agreement agreed that, subject to certain conditions, if the amounts owed under the Financing Agreement are repaid in full at any time through and including September 30, 2017 (the date of repayment being referred to as the “Repayment Date”), the Deferred Fee will be reduced to an amount equal to 5.0% times the aggregate principal amount of the loans repaid on the Repayment Date. Otherwise, the Deferred Fee will continue to be due as originally contemplated ($12,500,000 to be paid on the fourth anniversary of the closing date of the Financing Agreement).

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

The Company is accreting the full Deferred Fee of $12,500,000 as a finance charge over the term of the Term Loan, as there is no assurance that the Company will be able to consummate the repayment of the obligations under the Financing Agreement on or prior to September 30, 2017. The Company recorded amortization of the closing fee as interest expense of $175,000 and $192,000, for the three months ended June 30, 2017 and 2016, respectively, and $352,000 and $387,000 for the six months ended June 30, 2017 and 2016, respectively. The balance of the closing fee original issue discount was $1,008,000 and $1,360,000 as of June 30, 2017 and December 31, 2016, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $767,000 and $807,000, for the three months ended June 30, 2017 and 2016, respectively, and $1,536,000 and $1,625,000 for the six months ended June 30, 2017 and 2016, respectively. The balance of the accreted Deferred Fee as of June 30, 2017 and December 31, 2016 was $7,881,000 and $6,344,000, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $55,000 and $61,000 for the three months ended June 30, 2017 and 2016, respectively, and $112,000 and $124,000 for the six months ended June 30, 2017 and 2016, respectively. The balance of the unamortized debt issuance costs of $316,000 and $428,000, respectively, is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

On June 21, 2017, the Borrowers entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. The Company shall pay an amendment fee (“Amendment Fee”) equal to 1.25% of the aggregate principal amount of the loan outstanding as of September 30, 2017 (or approximately $750,000) , payable on October 1, 2017, in connection with this Amendment No. 2. Should the Company repay the obligations under the Financing Agreement by September 30, 2017, the Amendment Fee will be waived. The Amendment Fee was expensed in full on June 21, 2017 and has been reflected as interest expense, net, within the condensed consolidated statement of operations for the three and six months ended June 30, 2017 and as accrued expenses within the condensed consolidated balance sheet as of June 30, 2017.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of June 30, 2017, the Company was in compliance with the covenants and the leverage ratio requirement under the Finance Agreement.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

Term Loan

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The Company is subject to an annual excess cash flow sweep requirement (See Note 2). The remainder of the Term Loan is due and payable on the maturity date, except in certain limited circumstances.

As of June 30, 2017, the Company was in compliance with the covenants under the Financing Agreement.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the three months ended June 30, 2017, interest on the Term Loan bore an effective interest rate of approximately 10.0% per annum.

The following represents the obligations outstanding under the Term Loan:

	As of
	June 30, 2017	December 31, 2016
Principal	$61,882,000	$67,531,000
Discounts	(1,325,000)	(1,787,000)
Accreted value of the Deferred Fee ($12,500,000)	7,881,000	6,344,000
Net	68,438,000	72,088,000
Less: Current portion	(6,135,000)	(6,089,000)
Long-term portion	$62,303,000	$65,999,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2017 (six months)	3,500,000
2018	7,000,000
2019	51,382,000
Total, gross	61,882,000
Less: debt discount	(1,325,000)
Plus: accreted value through June 30, 2017 of the Deferred Fee ($12,500,000)	7,881,000
Total, net	68,438,000
Less: current portion	(6,135,000)
Long-term debt	$62,303,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

Revolving Loan

As of June 30, 2017, the outstanding balance of the Revolving Loan was $611,000. $5,405,000 was available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but not less than 1%) (7.0% during the six months ended June 30, 2017), or (ii) the bank’s reference rate (9.5% during the six months ended June 30, 2017). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

Note 7 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). The Technology Vendor is owned by an individual who is affiliated with a trust, which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by the Technology Vendor during the three months ended June 30, 2017 and 2016, totaled $886,000 and $777,000 respectively, and $1,745,000 and $1,514,000 during the six month ended June 30, 2017 and 2016, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $14,000 and $7,000 as of June 30, 2017 and December 31, 2016, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

During the three months ended June 30, 2017 and 2016 the Company has incurred a total of $45,000 for each period and during the six months ended June 30, 2017 and 2016, the Company has incurred a total of $90,000 and $103,000, respectively, to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of June 30, 2017 and December 31, 2016.

Note 8 – Commitments and Contingencies

Operating leases

Rent expense totaled $106,000 and $23,000 during the three months ended June 30, 2017 and 2016, respectively, and $212,000 and $217,000 for the six months ended June 30, 2017 and 2016, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2017 (six months)	$300,000
2018	458,000
$758,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at June 30, 2017, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $76,000 and $60,000 during the three months ended June 30, 2017 and 2016, respectively, and $149,000 and $137,000 during the six months ended June 30, 2017 and 2016, respectively, which is recorded in salaries, commissions, benefits and related expenses on the condensed consolidated statements of operations.

Note 10 – Income Taxes

The Company’s income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The effective income tax rate for the six months ended June 30, 2017 and 2016 was 36.9% and 40.3%, respectively, resulting in a $3,364,000 and ($363,000) income tax expense (benefit), respectively. The income tax expense for the three months ended June 30, 2017 and 2016 represent amounts required to adjust the year to date income tax provision, principally on account of an adjustment to deferred income tax assets for stock-based compensation expense that is no longer deductible on account of forfeited option awards. The income tax expense for the six months ended June 30, 2017 and 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the effect of state income taxes, which can differ from period to period. The effective income tax rate for the six months ended June 30, 2017 is lower than the effective income tax rate for the six months ended June 30, 2016, principally on account of a lower state income tax component, based upon a more favorable profile of the average state income tax rate for the states in which the Company conducts its business.

Note 11 - Stock-Based Compensation

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of stock option awards:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	23,351,875	$0.49	$0.27	6.9	$-
Granted	-	$-	$-	-	-
Exercised	-	$-	$-	-	-
Forfeited, expired or cancelled	2,121,875	$0.55	$0.29	-	-
Outstanding at June 30, 2017	21,230,000	$0.49	$0.27	6.2	$-

Exercisable at June 30, 2017	13,909,393	$0.46	$0.25	5.5	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on June 30, 2017. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions. The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $227,000 and $857,000 for the three months ended June 30, 2017 and 2016, respectively and $456,000 and $1,171,000 for the six months ended June 30, 2017 and 2016, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2017, the unamortized value of options was $1,524,000. As of June 30, 2017, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 1.4 years.

Note 12 – Executive Bonus Plan

Effective January 1, 2016, Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) became effective for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $482,000 and $216,000 for the three months ended June 30, 2017 and 2016, respectively, and $772,000 and $362,000 for the six months ended June 30, 2017 and 2016, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At June 30, 2017 and December 31, 2016, the accrued executive bonuses were $512,000 and $268,000, respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Propel,” the “Company” and “we,” “our” and “us” are to Propel Media, Inc. and its subsidiaries. References herein to “Propel Media” are to Propel Media LLC, a wholly owned subsidiary of Propel, and its subsidiaries. References herein to “Kitara” are to Kitara Media Corp., a wholly owned subsidiary of Propel, and its subsidiaries. References herein to “DeepIntent” are to DeepIntent Technologies, Inc., a wholly owned subsidiary of Propel, and its subsidiaries.

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

Overview

General

Propel is a holding company for Propel Media, Kitara and DeepIntent.

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising for advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of June 30, 2017, Propel has over 1,400 advertiser customers and serves millions of ads per day.

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

Through its DeepIntent acquisition, consummated on June 21, 2017, as described in more detail below, Propel will be able to leverage the DeepIntent integrated data and programmatic buying platform to enhance advertising offers to advertising customers. This platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands confidence that their ads will appear in a “brand safe” environment. Additionally, this acquisition gives the Company the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

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

Recent Events

Acquisition of DeepIntent

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent Technologies, Inc. (“DeepIntent”), Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing and, $500,000 payable upon the six month anniversary of the DeepIntent Closing Date and, $500,000 payable upon the one year anniversary of the DeepIntent Closing Date (collectively, the “Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ended December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”).

Propel entered into employment agreements for the period from the DeepIntent Closing Date through December 31, 2020 and restrictive covenant agreements through June 20, 2021 with DeepIntent’s founders and former principal shareholders. Propel’s obligation to remit the Deferred Payments is contingent upon the continued employment of both of DeepIntent’s founders through the date that deferred payment is required to be made. The contingent Deferred Payments shall be accounted for as compensation for financial reporting purposes (rather than purchase price), the cost of which will be accreted ratably over the deferred period.

The aggregate purchase price is estimated to be $4,196,000, consisting of a $4,000,000 purchase price, an estimated working capital adjustment of $134,000 and the estimated fair value of the Earnouts of $62,000.

Financing Agreement

Under the Financing Agreement (as defined below), as amended, and related fee arrangements, we were obligated to remit a backend fee of $12,500,000 upon the fourth anniversary the closing date of the Financing Agreement. On May 30, 2017, we entered into an agreement with the parties to the Financing Agreement that, subject to certain conditions, if the amounts owed under the Financing Agreement are repaid in full at any time through and including September 30, 2017 (the date of repayment being referred to as the “Repayment Date”), the Deferred Fee will be reduced to an amount equal to 5.0% times the aggregate principal amount of the loans repaid on the Repayment Date. Otherwise, the Deferred Fee will continue to be due as originally contemplated.

On June 21, 2017, the Borrowers (as defined below) entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. The Company shall pay an amendment fee (“Amendment Fee”) equal to 1.25% of the aggregate principal amount of the loan outstanding as of September 30, 2017 (or approximately $750,000), payable on October 1, 2017, in connection with this Amendment No. 2. Should the Company repay the obligations under the Financing Agreement by September 30, 2017, the Amendment Fee will be waived. This fee was expensed in full on June 21, 2017.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$21,515,000	$15,578,000	$40,147,000	$30,902,000
Cost of revenues	7,423,000	5,812,000	14,356,000	12,604,000
Gross profit	14,092,000	9,766,000	25,791,000	18,298,000
	65%	63%	64%	59%
Operating expenses:
Salaries, commissions, benefits and related expenses	3,334,000	4,183,000	6,419,000	7,921,000
Technology, development and maintenance	817,000	1,098,000	1,635,000	2,203,000
Marketing and promotional	12,000	31,000	29,000	49,000
General and administrative	325,000	612,000	677,000	1,001,000
Professional services	323,000	255,000	599,000	579,000
Depreciation and amortization	376,000	577,000	772,000	1,198,000
Impairment of software and video library	-	-	20,000	183,000

Operating expenses	5,187,000	6,756,000	10,151,000	13,134,000

Operating income	8,905,000	3,010,000	15,640,000	5,164,000
	41%	19%	39%	17%
Other income (expense):
Interest expense, net	(3,612,000)	(2,952,000)	(6,522,000)	(6,188,000)
Gain from extinguishment of debt	-	106,000	-	106,000
Other income (expense)	-	18,000	(1,000)	18,000
Total other expenses	(3,612,000)	(2,828,000)	(6,523,000)	(6,064,000)

Income (loss) before income tax (expense) benefit	5,293,000	182,000	9,117,000	(900,000)
Income tax (expense) benefit	(1,938,000)	(56,000)	(3,364,000)	363,000
Net income (loss)	$3,355,000	$126,000	$5,753,000	$(537,000)

Net income (loss) per common share	$0.01	$0.00	$0.02	$(0.00)

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162
Adjusted EBITDA (a non-GAAP measure)

Net (loss) income	$3,355,000	$126,000	$5,753,000	$(537,000)
Depreciation and amortization	376,000	577,000	772,000	1,198,000
Impairment charges	-	-	20,000	183,000
Interest expense, net	3,612,000	2,952,000	6,522,000	6,188,000
Stock-based compensation expense	227,000	857,000	456,000	1,171,000
Taxes	1,940,000	80,000	3,368,000	(309,000)
Bank fees (credits)	26,000	28,000	52,000	(28,000)
Merger and other one-time expenses	206,000	42,000	206,000	55,000
Severance	-	900,000	-	900,000
Adjusted EBITDA (a non-GAAP measure)	$9,742,000	$5,562,000	$17,149,000	$8,821,000

Three Months Ended June 30, 2017 and 2016

Revenue

Consolidated revenue for the three months ended June 30, 2017 increased by $5,937,000, or 38%, to $21,515,000 as compared to $15,578,000 for the three months ended June 30, 2016. The increase was principally on account of improvements in the overall return we earn from the user audience to which we serve advertisements. During the three months ended June 30, 2017, revenue from our owned and operated user base increased by $4,963,000, or 40% to $17,293,000 as compared to $12,330,000 for the three months ended June 30, 2016. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users deemed highly desirable to our advertisers to our properties and, second, upon effectively serving more targeted advertising to those users. We have realized higher advertiser demand for our owned and operated user audience, and as a result, we have been able to realize a greater overall return, or higher lifetime value, from our media buy spend to acquire these users.

There was an increase in revenue from our publisher-based video syndication business. During the three months ended June 30, 2017, revenue from our video syndication business increased by $2,410,000 or 179% to $3,759,000 as compared to $1,349,000 for the three months ended June 30, 2016. The growth was principally associated with enhanced ad serving capability and the addition of new advertising customers.

Gross profit

Gross profit for the three months ended June 30, 2017 increased by $4,326,000, or 44% to $14,092,000 as compared to $9,766,000 for the three months ended June 30, 2016. Gross profit percentage improved to 65% for the three months ended June 30, 2017 as compared to 63% for the three months ended June 30, 2016. This increase in gross profit and gross margin percentage was attributable principally to the higher yield, or life time value, earned on our user audience as well as an increase in video publisher inventory quality and quantity, especially desktop inventory with higher margins. As our user audience has shifted substantially to that of our owned and operated properties, and away from that of our third party application partners, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of commissions paid to the third party application partners based directly on ads served by us to the users from the third party application partners.

Operating income

Operating income for the three months ended June 30, 2017 increased by $5,895,000, or 196% to $8,905,000 as compared to $3,010,000 for the three months ended June 30, 2016. Operating income as a percentage of revenue increased to 41% for the three months ended June 30, 2017 as compared to 19% for the three months ended June 30, 2016. The increase in operating income was principally on account of the increase in gross profit of $4,326,000 and the decrease of $1,569,000 in operating expenses. The higher operating expenses for the three months ended June 30, 2016 was due principally to the April 2016 operating restructuring and related workforce reductions.

Cost of revenues

Cost of revenues for the three months ended June 30, 2017 increased by $1,611,000, or 28%, to $7,423,000 as compared to $5,812,000 for the three months ended June 30, 2016. Cost of revenue increased primarily due to increased spending in our video syndication business during the second quarter of 2017 compared to second quarter of 2016. During the three months ended June 30, 2017, spending in video syndication increased by $1,801,000, or 192% to $2,739,000 as compared to $938,000 for the three months ended June 30, 2016.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended June 30, 2017 decreased by $849,000, or 20%, to $3,334,000 as compared to $4,183,000 for the three months ended June 30, 2016. The higher expenses for the three months ended June 30, 2016 was primarily comprised of approximately $900,000 severance being paid out to12 former employees, including the former CEO, as a result of the company restructuring during April 2016.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended June 30, 2017 decreased by $281,000, or 26%, to $817,000 as compared to $1,098,000 for the three months ended June 30, 2016. The decrease was principally due to an optimization of technology resources to support our revenue and media buying initiatives, together with cancellations of certain software subscriptions no longer needed.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the three months ended June 30, 2017 decreased by $238,000, or 27%, to $660,000 as compared to $898,000 for the three months ended June 30, 2016. The decrease was principally due to more general and administrative expenses being incurred during the second quarter of 2016 attributable to the Company’s operational restructure and the closing of our offices in New York and New Jersey in April 2016.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2017 decreased by $201,000, or 35%, to $376,000 as compared to $577,000 for the three months ended June 30, 2016. The decrease was principally a result of certain capitalized software items becoming fully amortized during 2016.

Interest Expense

Interest expense for the three months ended June 30, 2017 increased by $660,000 or 22% to $3,612,000 as compared to $2,952,000 for the three months ended June 30, 2016. The increase is principally due to a $750,000 amendment fee associated with the Term Loan, incurred in connection with the lender’s approval of the Acquisition of DeepIntent. This increase was offset by a reduction in interest expense on the lower outstanding loan balances.

Net income (loss)

Net income for the three months ended June 30, 2017 increased by $3,229,000 to $3,355,000, as compared to a net income of $126,000 for the three months ended June 30, 2016. Income before income tax was $5,293,000 and $182,000 for the three months ended June 30, 2017 and 2016 respectively. The increase in the income before income tax of $5,111,000 was principally on account of an increase in operating income of $5,895,000. Income tax expense was $1,938,000 and $56,000 for the three months ended June 30, 2017 and 2016, respectively.

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

Adjusted EBITDA for the three months ended June 30, 2017 increased by $4,180,000, or 75%, to $9,742,000 as compared to $5,562,000 for the three months ended June 30, 2016. This increase is principally on account of an increase in gross margin of $4,326,000.

Six Months Ended June 30, 2017 and 2016

Revenue

Consolidated revenue for the six months ended June 30, 2017 increased by $9,245,000, or 30%, to $40,147,000 as compared to $30,902,000 for the six months ended June 30, 2016. The increase was principally on account of improvements in the overall return we earn from the user audience to which we serve advertisements. During the six months ended June 30, 2017, revenue from our owned and operated user base increased by $10,081,000, or 44% to $32,910,000 as compared to $22,828,000 for the six months ended June 30, 2016. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users deemed highly desirable to our advertisers to our properties and, second, upon effectively serving more targeted advertising to those users. We have realized higher advertiser demand for our owned and operated user audience, and as a result, we have been able to realize a greater overall return, or higher lifetime value, from our media buy spend to acquire these users. This growth in our owned and operated user audience has lessened our dependency on the lower lifetime value users from our third party application partners.

There was an increase in revenue from our publisher-based video syndication business. During the six months ended June 30, 2017, revenue from our video syndication business increased by $1,959,000 or 55% to $5,503,000 as compared to $3,544,000 for the six months ended June 30, 2016. The revenue growth was attributable to an approximately 25% increase in revenue per video impression, combined with an increase of over 100% in the number of video impressions served to publishers. The growth was principally associated with enhanced ad serving capability and the addition of new advertising customers.

Gross profit

Gross profit for the six months ended June 30, 2017 increased by $7,493,000, or 41% to $25,791,000 as compared to $18,298,000 for the six months ended June 30, 2016. Gross profit percentage improved to 64% for the six months ended June 30, 2017 as compared to 59% for the six months ended June 30, 2016. This increase in gross profit and gross margin percentage was attributable principally to the higher yield, or life time value, earned on our user audience as well as an increase in video publisher inventory quality and quantity, especially desktop inventory which has higher margins. As our user audience has shifted substantially to that of our owned and operated properties, and away from that of our third party application partners, our costs of revenues and gross profit are increasingly sensitive to our media buy spending (to draw user audience to our owned and operated properties), rather than the costs of commissions paid to the third party application partners based directly on ads served by us to the users from the third party application partners.

Operating income

Operating income for the six months ended June 30, 2017 increased by $10,476,000, or 203% to $15,640,000 as compared to $5,164,000 for the six months ended June 30, 2016. Operating income as a percentage of revenue increased to 39% for the six months ended June 30, 2017 as compared to 17% for the six months ended June 30, 2016. The increase in operating income was principally on account of the increase in gross profit of $7,493,000 and the decrease of $2,983,000 in operating expenses. The decrease in operating expenses was attributed principally to the April 2016 operating restructuring and related workforce reductions, which saved employee costs, travelling expenses, and software costs extensively. In addition, depreciation and amortization costs decreased by $426,000, mainly as certain capitalized software was fully depreciated in year 2016.

Cost of revenues

Cost of revenues for the six months ended June 30, 2017 increased by $1,752,000, or 14%, to $14,356,000 as compared to $12,604,000 for the six months ended June 30, 2016. Costs of revenues consists principally of the costs incurred to acquire our user audience. As compared to the six months ended June 30, 2016, our spending on user acquisition during the six months ended June 30, 2017 increased principally because we are spending toward growing our owned and operated properties and away from commissions paid to third party application partners as well as an increase of video publisher ad serving costs. Total media buy towards our owned and operated properties for the six months ended June 30, 2017 increased by $951,000 or 12% to $9,010,000 as compared to $8,059,000 for the six months ended June 30, 2016. This increase was offset by a decrease in third party application costs of $646,000 or 39% to $995,000 for the six months ended June 30, 2017 as compared to $1,640,000 for the six months ended June 30, 2016.

During the six months ended June 30, 2017, spending in video syndication increased by $1,159,000, or 41% to $4,012,000 as compared to $2,853,000 for the six months ended June 30, 2016 to support our video revenue growth.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the six months ended June 30, 2017 decreased by $1,502,000, or 19%, to $6,419,000 as compared to $7,921,000 for the six months ended June 30, 2016. The decrease for the six months ended June 30, 2017 was primarily due to $1,542,000 reductions in salary, related benefits and severance, principally in connection with the April 2016 operating restructuring and related workforce reductions, offset by minor increases in other salaries, commissions, benefits and related expenses.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the six months ended June 30, 2017 decreased by $568,000, or 26%, to $1,635,000 as compared to $2,203,000 for the six months ended June 30, 2016. The decrease was principally due to an optimization of technology resources to support our revenue and media buying initiatives, together with cancellations of certain software subscriptions no longer needed.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the six months ended June 30, 2017 decreased by $324,000, or 20%, to $1,305,000 as compared to $1,629,000 for the six months ended June 30, 2016. The decrease was principally due to more general and administrative expenses being incurred during the second quarter of 2016 attributable to the Company’s operational restructure and the closing of our offices in New York and New Jersey in April 2016.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2017 decreased by $426,000, or 36%, to $772,000 as compared to $1,198,000 for the six months ended June 30, 2016. The decrease was principally a result of certain capitalized software items becoming fully amortized during 2016.

Impairment of software and intangible assets

Impairment charges for the six months ended June 30, 2017 decreased by $163,000, or 89% to $20,000 as compared to $183,000 for the six months ended June 30, 2016. The decrease was a result of a lower impairment charge during 2017. The impairment charge of $20,000 for the six months ended June 30, 2017 was to impair a capitalized software component that we ceased using during the six months ended June 30, 2017,

Interest Expense

Interest expense for the six months ended June 30, 2017 increased by $334,000 or 5% to $6,522,000 as compared to $6,188,000 for the six months ended June 30, 2016. The increase is principally due to a $750,000 amendment fee associated with the Term Loan, incurred in connection with the lender’s approval of the Acquisition of DeepIntent. This increase was offset by a decrease in interest expense on the lower outstanding loan balances.

Net income (loss)

Net income (loss) for the six months ended June 30, 2017 increased by $6,290,000 to $5,753,000, as compared to a net loss of $(537,000) for the six months ended June 30, 2016. Income before income tax for the six months ended June 30, 2017 was $9,117,000 as compared to a loss before income tax of $(900,000) for the six months ended June 30, 2016. The increase in the income before income tax of $10,017,000 was principally on account of an increase in gross profit of $7,493,000 and a decrease in operating expenses of $2,983,000. Income tax (expense) benefit was $(3,364,000) and $363,000 for the six months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA (a non-GAAP measure)

Adjusted EBITDA for the six months ended June 30, 2017 increased by $8,328,000, or 94%, to $17,149,000 as compared to $8,821,000 for the six months ended June 30, 2016. This increase is principally on account of an increase in gross margin of $7,493,000 and the reduction in operating expenses of $2,983,000.

Liquidity and Capital Resources

As of June 30, 2017, our cash on hand was $1,096,000 and we had a working capital deficit of $4,365,000 as compared to cash on hand of $2,823,000 and a working capital deficit of $3,714,000 at December 31, 2016. The increase in the working capital deficit was principally attributable to the lower cash level at June 30, 2017. Our decrease in cash, as described more fully below, was principally the result of net income of $5,753,000 for the six months ended June 30, 2017, offset by the cash purchase price paid in the DeepIntent acquisition and principal payments of $5,649,000 towards the Company’s Term Loan, consisting of $3,500,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement

We have relied on cash flows provided by operations to fund operations and operating obligations. We have been growing our owned and operated user audience, which has contributed to the growth of our revenues and gross profit. In addition, our restructuring in 2016 resulted in lowering our operating costs. We also maintain a credit facility pursuant to the Financing Agreement.

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

In connection with the closing of the Transactions, Propel, Kitara and Propel Media, as “Borrowers,” and certain of their subsidiaries, as “Guarantors,” entered into a financing agreement, dated as of January 28, 2015 and amended on December 23, 2016 and on June 21, 2017 (“Financing Agreement”), with certain financial institutions as “Lenders,” HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC), as collateral agent for the Lenders, and PNC Bank, National Association, as a Lender and administrative agent for the Lenders. The Financing Agreement provides for a credit facility that consists of a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”).

As of June 30, 2017, we had indebtedness and other commitments that principally consisted of $61,882,000 for our Term Loan (bearing interest at approximately 10% per annum) and $611,000 for our Revolving Loan (bearing interest at 7.0% per annum for loans based upon Libor and 9.5% per annum for reference rate loans). In addition, under the Exchange Agreement, we have deferred payment obligations to the Transferors of $10,000,000 (which can be satisfied with cash or stock as per the terms of the agreement) and $6,000,000 (which can be satisfied only with cash as per the terms of the agreement). Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st, to receive any unpaid amount of such $10,000,000 deferred payment obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market, operated by OTC Market Group) on the date prior to the date on which such shares are issued to the Transferors. In addition, we have a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. As discussed above (Recent Events), upon a repayment of the obligations under the Financing Agreement by September 30, 2017, the $12,500,000 obligation would be reduced to an amount which is 5.0% of the outstanding balance of the obligation upon such repayment. Otherwise, the deferred fee amount will continue to be due pursuant to its original payment terms. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the Transferors are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement.

As of June 30, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $6,016,000 and $611,000, respectively, leaving $5,405,000 available to be drawn under the arrangement.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 2.60:1.00 as of June 30, 2017. Our total leverage ratio as of such date was 2.07:1.00 . The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in each of the next three quarters, from 2.50:1.00 as of September 30, 2017 to 2.30:1.00 for March 31, 2018 and remains at 2:30:1.00 for each quarter thereafter. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

As of June 30, 2017, we were in compliance with all covenants under the Financing agreement and other loan documents. However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail meet such covenants. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2017 for information relating to the risks surrounding our continued compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 31, 2018.

Net cash provided by operating activities

Net cash provided by operating activities was $8,003,000 for the six months ended June 30, 2017, compared to $3,820,000 for the six months ended June 30, 2016. Cash provided by operating activities for the six months ended June 30, 2017 was primarily the result of net income of $5,753,000, non-cash items of $4,005,000 and an increase in accounts payable of $1,889,000, offset by an increase in accounts receivable of $2,612,000 and accrued expenses of $744,000. The increase in net cash provided by operating activities by $4,183,000 is mainly attributable to the increase of net income by $6,290,000, offset with other minor increases in the cash flow used in operating activities.

Net cash used in investing activities

Net cash used in investing activities was $4,692,000 for the six months ended June 30, 2017, compared to $536,000 used by investing activities for the six months ended June 30, 2016. The increase of $4,156,000 net cash used in investing activities for the six months ended June 30, 2017 was primarily for the Company’s acquisition of DeepIntent.

Net cash used in financing activities

Net cash used in financing activities was $5,038,000 for the six months ended June 30, 2017, as compared to $4,306,000 for the six months ended June 30, 2016. Cash flows used in financing activities for the six months ended June 30, 2017 consisted of a $5,649,000 principal repayment on the Company’s Term Loan, consisting of $3,500,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement, offset by borrowings, net of repayments, of $611,000 of the Revolving Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among Propel Media, Inc., the stockholders of DeepIntent Technologies, Inc. and Christopher Paquette, in his capacity as representative of the Sellers. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017).
10.1	Amendment No. 2 to Financing Agreement by and among Propel Media, Inc. and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Propel Media, Inc. listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, HPS Investment Partners, LLC, as Collateral Agent, and PNC Bank, National Association, as a Lender and Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: August 14, 2017	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: August 14, 2017	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

