Form 10-Q
period 2017-09-30
Propel Media, Inc.
filed 2017-11-13
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash	$2,556,000	$2,823,000
Accounts receivable, net	10,520,000	6,595,000
Prepaid expenses & other current assets	826,000	564,000
Total current assets	13,902,000	9,982,000

Property and equipment, net	1,387,000	1,594,000
Intangible assets	1,267,000	20,000
Goodwill	6,057,000	2,869,000
Deferred tax assets, net	30,697,000	31,691,000
Other assets	65,000	89,000
Total assets	$53,375,000	$46,245,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,937,000	$1,861,000
Accrued expenses	4,108,000	3,914,000
Advertiser deposits	1,295,000	1,832,000
Current portion of long-term debt	6,158,000	6,089,000
Total current liabilities	15,498,000	13,696,000

Long-term debt, less current portion, net	61,522,000	65,999,000
Obligations to transferors	15,038,000	14,569,000
Other non-current liabilities	-	142,000
Total liabilities	92,058,000	94,406,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at September 30, 2017 and December 31, 2016	25,000	25,000
Additional paid-in capital	3,474,000	2,757,000
Accumulated deficit	(42,182,000)	(50,943,000)
Total stockholders’ deficit	(38,683,000)	(48,161,000)
Total liabilities and stockholders' deficit	$53,375,000	$46,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$22,207,000	$13,687,000	$62,354,000	$44,589,000
Cost of revenues	8,218,000	3,826,000	22,574,000	16,430,000
Gross profit	13,989,000	9,861,000	39,780,000	28,159,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,891,000	2,581,000	10,311,000	10,501,000
Technology, development and maintenance	1,021,000	883,000	2,655,000	3,086,000
Marketing and promotional	32,000	20,000	61,000	69,000
General and administrative	710,000	233,000	1,387,000	1,233,000
Professional services	279,000	416,000	878,000	996,000
Depreciation and amortization	438,000	525,000	1,210,000	1,723,000
Impairment of software and video library	-	-	20,000	183,000

Operating expenses	6,371,000	4,658,000	16,522,000	17,791,000

Operating income	7,618,000	5,203,000	23,258,000	10,368,000

Other income (expense):
Interest expense, net	(2,813,000)	(3,095,000)	(9,335,000)	(9,284,000)
Gain from extinguishment of debt	-	-	-	106,000
Other income (expense)	-	-	(1,000)	18,000
Total other expenses	(2,813,000)	(3,095,000)	(9,336,000)	(9,160,000)

Income before income tax expense	4,805,000	2,108,000	13,922,000	1,208,000
Income tax expense	(1,797,000)	(2,250,000)	(5,161,000)	(1,887,000)
Net income (loss)	$3,008,000	$(142,000)	$8,761,000	$(679,000)

Net income (loss) per common share	$0.01	$(0.00)	$0.04	$(0.00)

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2017	250,010,162	$25,000	$2,757,000	$(50,943,000)	$(48,161,000)

Stock based compensation - amortization of stock options	-	-	717,000	-	717,000

Net income	-	-	-	8,761,000	8,761,000

Balance, September 30, 2017	250,010,162	$25,000	$3,474,000	$(42,182,000)	$(38,683,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$8,761,000	$(679,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	304,000	69,000
Stock-based compensation	717,000	1,412,000
Depreciation and amortization	1,210,000	1,723,000
Gain on sale of Health Guru	-	(51,000)
Gain from extinguishment of debt	-	(106,000)
Accretion of debt premium	2,301,000	2,431,000
Amortization of debt discount	524,000	577,000
Amortization of debt issuance costs	166,000	184,000
Interest accrued on amount due to Transferors	469,000	493,000
Impairment of intangible assets and software	20,000	183,000
Deferred income taxes	543,000	1,658,000
Changes in assets and liabilities:
Accounts receivable	(3,866,000)	1,665,000
Prepaid expenses and other current assets	(262,000)	(32,000)
Other assets	29,000	-
Accounts payable	1,969,000	(1,328,000)
Accrued expenses	(38,000)	129,000
Advertiser deposits	(537,000)	(597,000)
Other non-current liabilities	(143,000)	(236,000)
Net cash provided by operating activities	12,167,000	7,495,000

Cash Flows From Investing Activities
Restricted cash	-	94,000
Purchase of property and equipment	(951,000)	(943,000)
Acquisition of DeepIntent (See Note 3)	(4,084,000)	-
Net cash used in investing activities	(5,035,000)	(849,000)

Cash Flows From Financing Activities
Repayment of long-term debt	(7,399,000)	(5,250,000)
Repayment under line of credit	(58,215,000)	(54,964,000)
Borrowing under line of credit	58,215,000	53,202,000
Net cash used in financing activities	(7,399,000)	(7,012,000)

Net decrease in cash	(267,000)	(366,000)

Cash
Beginning of period	2,823,000	1,629,000
End of period	$2,556,000	$1,263,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,112,000	$5,604,000
Income taxes	$6,171,000	$239,000
Supplemental non-cash investing and financing activity - acquisition of DeepIntent:

Non-cash consideration consisted of:

Obligation for holdback from purchase price	$50,000	$-

Fair value of earnout obligation	$62,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

Propel Media, Inc. (“Propel”), a Delaware corporation, is a diversified online advertising company. Propel generates revenues through the sale of advertising for advertisers who want to reach consumers in the United States and internationally to promote their products and services. Propel is a holding company for Propel Media LLC (“Propel Media”), a California limited liability company, Kitara Media Corp. (“Kitara”), a Delaware corporation, and DeepIntent Technologies, Inc. (“DeepIntent”), a Delaware corporation. Propel, Propel Media, Kitara, DeepIntent and their respective subsidiaries are collectively referred to herein as the “Company”.

Propel delivers advertising via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target users and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online users and acquire customers. As of September 30, 2017, Propel has more than 1,100 advertiser customers and serves millions of ads per day.

Propel primarily serves its advertising to users who are part of its owned and operated member-based network or the member-based networks of its third party application partners. Propel provides its user base with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge in exchange for the ability to serve ads to their users.

Through the technology of DeepIntent, which the Company acquired in June 2017 as described below, Propel’s offerings to its advertising customers will increasingly be able to leverage DeepIntent’s integrated data and programmatic buying platform. This platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, this acquisition gives the Company the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

Propel also provides solutions to advertisers through its publisher business model with a channel of direct publishers, networks and exchanges. These supply channels expand the Company’s ability to serve advertising. In this model, the advertising units are served to users through a website, and the Company serves advertising units to the user in coordination with the publisher, network or exchange.

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 payable upon the six month anniversary of the DeepIntent Closing Date and, $500,000 payable upon the one year anniversary of the DeepIntent Closing Date (collectively, the “Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ending December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”) (See Note 3).

Note 2 – Liquidity and Capital Resources

As of September 30, 2017, the Company’s cash on hand was $2,556,000. The Company had working capital deficits of $1,596,000 and $3,714,000 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded net income of $3,008,000 and $8,761,000 for the three and nine months ended September 30, 2017, respectively. The Company has historically met its liquidity requirements through operations.

As of September 30, 2017, the borrowing base and outstanding balance under the Revolving Loan (as defined in Note 6) were approximately $6,516,000 and $0, respectively, leaving $6,516,000 available to be drawn under the arrangement.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Liquidity and Capital Resources, continued

Cash flows used in financing activities for the nine months ended September 30, 2017 consisted of $7,399,000 in principal repayments on the Company’s Term Loan, consisting of $5,250,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement (See Note 6).

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of September 30, 2017.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through November 2018.

Note 3 – Acquisition of DeepIntent

On June 21, 2017, Propel purchased 100% of the equity interests of DeepIntent. The purchase price, which is subject to a working capital an adjustment, consisted of $4,000,000 paid at closing, the Deferred Payments and the Earnouts. Propel entered into employment agreements for the period from the DeepIntent Closing Date through December 31, 2020 and restrictive covenant agreements through June 20, 2021 with DeepIntent’s founders and former principal shareholders. Propel’s obligation to remit the Deferred Payments is contingent upon the continued employment of both of DeepIntent’s founders through the date that any such Deferred Payment is required to be made.

The Company accounted for the acquisition of DeepIntent as a business combination. The contingent Deferred Payments shall be accounted for as compensation for financial reporting purposes and is accreted ratably over the deferred period. During the three and nine months ended September 30, 2017, accretion of this Deferred Payment was $238,000 and $264,000, respectively, and is reflected within salaries, commissions, benefits and related expenses within the condensed consolidated statements of operations. As of September 30, 2017, $264,000 of accrued Deferred Payment obligation was included in accrued expenses in the condensed consolidated balance sheets.

The aggregate purchase price was $4,196,000, consisting of a $4,000,000 purchase price, an estimated working capital adjustment of $134,000 and the fair value of the Earnout of $62,000. The Company prepared forecasts of expected results for DeepIntent under expected, less than expected and greater than expected scenarios for the Earnout years of 2018, 2019 and 2020. These scenarios were analyzed and then weighted in order to determine the fair value of the Earnouts. On October 23, 2017, the Company paid $69,000 to the sellers representing an installment toward the working capital adjustment.

The assets and liabilities of DeepIntent have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of DeepIntent, the Company acquired an identifiable intangible asset representing developed technology. This intangible asset was assigned a fair value of $1,320,000, has a definite life and will be amortized over a period of five years.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Acquisition of DeepIntent, continued

The results of operations for DeepIntent for the period June 21, 2017 through September 30, 2017 are reflected in the Company’s results for the three and nine months ended September 30, 2017 in the accompanying condensed consolidated statements of operations.

The goodwill acquired will not be deductible for income tax purposes. The Company cited the following reasons for the acquisition of DeepIntent: DeepIntent provides a technology platform and experience in data science and algorithms that enables Propel to provide an innovative additional advertising solution to its suite of solutions, and offer these solutions to its existing customers, and to new advertisers, as well as to leading brand advertisers and their advertising agencies. The DeepIntent acquisition also provides the Company with the tools to supplement its current offerings with programmatic inventory, as well as provides diversification and leverage to the business that is expected to be accretive to long-term enterprise value.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if DeepIntent had been acquired as of January 1, 2016. The pro forma results do not include any anticipated cost synergies or other effects of the integration of DeepIntent or recognition of compensation expense or fair value of the Earnouts. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pro forma revenues	$22,207,000	$13,747,000	$62,822,000	$45,135,000
Pro forma net income (loss)	$3,008,000	$(354,000)	$8,194,000	$(683,000)
Pro forma net income (loss) per share	$0.01	$(0.00)	$0.03	$(0.00)

Note 4 – Summary of Significant Accounting Policies

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

The allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 was $527,000 and $266,000, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements. Depreciation expense for the three months ended September 30, 2017 and 2016 was $372,000 and $525,000, respectively, and $1,137,000 and $1,684,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Intangible assets as of September 30, 2017 and December 31, 2016 were $1,267,000 and $20,000, respectively. Intangible assets at September 30, 2017 consisted of the DeepIntent intellectual property of $1,320,000 net of accumulated amortization of $73,000 and the Propel Media trade name at a cost of $20,000. Amortization expense was $66,000 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $73,000 and $39,000 for the nine months ended September 30, 2017 and 2016, respectively.

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straightline basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded impairment charges of $0 and $20,000 for the three and nine months ended September 30, 2017, respectively, to write off the book value of certain internally developed capitalized software.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user base consisting of the Company’s owned and operated network, users of our third party application partners’ properties and users from our publisher driven traffic, as well as from advertising sold through the Company’s demand-side platform. In all cases, the Company’s revenue is generated when an advertisement is served by the Company or when a user action occurs based on the advertisement the Company served (i.e., a view, a click, a conversion action, etc.).  There is a specific transaction that triggers a billable instance.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	None over 10%	None over 10%	None over 10%	None over 10%

Accounts receivable	None over 10%	None over 10%	None over 10%	None over 10%

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	22% and 18% of cost of revenues, or 40% of cost of revenues in the aggregate	14% and 14% of cost of revenue, or 28% of cost of revenues in the aggregate	20% and 16% of cost of revenues, or 36% of cost of revenues in the aggregate	17%, 15%, and 14% of cost of revenue, or 46% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	23% of accounts payable to one vendor	None over 10%	23% of accounts payable to one vendor	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of September 30, 2017 and December 31, 2016, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three and nine months ended September 30, 2017, the Company excluded potential common shares resulting from the exercise of stock options (21,230,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2016, the Company excluded potential common shares resulting from the exercise of stock options (23,517,500 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2017 through the date these condensed consolidated financial statements were issued. Management has concluded that, other than as disclosed in Notes 3 and 6, there were no subsequent events that required disclosure in these condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Reverse Merger and Obligations to Transferors

On January 28, 2015, Propel consummated the “reverse merger” (the “Reverse Merger” or the “Transactions”) as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (“Transferors”).

Pursuant to the Exchange Agreement, the Company incurred a deferred payment obligation of (i) $10,000,000 to the Transferors (“Deferred Obligation”), which is payable in cash and/or stock not later than, June 30, 2019 and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019, (the “Deferred Payment”). The Company can pay the Deferred Obligation from an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date prior to the date on which such shares are issued to the Transferors.

The following represents the outstanding obligations to the Transferors under the Exchange Agreement:

	As of,
	September 30, 2017	December 31, 2016
Amount due on or before September 30, 2019	$10,000,000	$10,000,000
Amount due January 28, 2019	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(962,000)	(1,431,000)
Total, net	$15,038,000	$14,569,000

During the three months ended September 30, 2017 and 2016, the Company recorded discount amortization of $161,000 and $148,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded discount amortization of $469,000 and $493,000, respectively. The unamortized discount was $962,000 as of September 30, 2017 and $1,431,000 as of December 31, 2016.

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

On May 30, 2017, the Company and the parties to the Financing Agreement had agreed that, subject to certain conditions, if the amounts owed under the Financing Agreement are repaid in full at any time through and including September 30, 2017, the Deferred Fee would have been reduced to an amount equal to 5.0% times the aggregate principal amount of the loans repaid on said date. The Company did not repay such amounts by September 30, 2017. On November 10, 2017, the Company and the parties to the Financing Agreement entered into a new agreement which, subject to certain conditions, provides that if the amounts owed under the Financing Agreement are repaid in full at any time through and including January 15, 2018, the Deferred Fee would be reduced to an amount equal to 5.0% times the aggregate principal amount of the loans repaid on said date. Otherwise, the Deferred Fee will continue to be due as originally contemplated ($12,500,000 to be paid on the fourth anniversary of the closing date of the Financing Agreement). The Company is accreting the Deferred Fee of $12,500,000 as a finance charge over the full term of the Term Loan.

The Company recorded amortization of the closing fee as interest expense of $172,000 and $190,000, for the three months ended September 30, 2017 and 2016, respectively, and $524,000 and $577,000 for the nine months ended September 30, 2017 and 2016, respectively. The balance of the closing fee original issue discount was $836,000 and $1,360,000 as of September 30, 2017 and December 31, 2016, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $765,000 and $806,000, for the three months ended September 30, 2017 and 2016, respectively, and $2,301,000 and $2,431,000 for the nine months ended September 30, 2017 and 2016, respectively. The balance of the accreted Deferred Fee as of September 30, 2017 and December 31, 2016 was $8,646,000 and $6,344,000, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $54,000 and $60,000 for the three months ended September 30, 2017 and 2016, respectively, and $166,000 and $184,000 for the nine months ended September 30, 2017 and 2016, respectively. The balance of the unamortized debt issuance costs of $262,000 and $428,000, respectively, is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

On June 21, 2017, the Borrowers entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. The Company paid an amendment fee (“Amendment Fee”) of approximately $752,000 on October 2, 2017, in connection with this Amendment No. 2. The Amendment Fee was accrued on June 21, 2017 and was subsequently paid on October 2, 2017. The amendment fee has been reflected as interest expense, net, within the condensed consolidated statement of operations.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of September 30, 2017, the Company was in compliance with the covenants and the leverage ratio requirement under the Finance Agreement.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement, continued

Term Loan

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December. The Company is subject to an annual excess cash flow sweep requirement (See Note 2). The remainder of the Term Loan is due and payable on the maturity date, except in certain limited circumstances.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the three and nine months ended September 30, 2017, interest on the Term Loan bore an effective interest rate of approximately 10.2% and 10.0%, respectively, per annum.

The following represents the obligations outstanding under the Term Loan:

	As of
	September 30, 2017	December 31, 2016
Principal	$60,132,000	$67,531,000
Discounts	(1,097,000)	(1,787,000)
Accreted value of the Deferred Fee ($12,500,000)	8,645,000	6,344,000
Net	67,680,000	72,088,000
Less: Current portion	(6,158,000)	(6,089,000)
Long-term portion	$61,522,000	$65,999,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2017 (three months)	1,750,000
2018	7,000,000
2019	51,382,000
Total, gross	60,132,000
Less: debt discount	(1,097,000)
Plus: accreted value through September 30, 2017 of the Deferred Fee ($12,500,000)	8,645,000
Total, net	67,680,000
Less: current portion	(6,158,000)
Long-term debt	$61,522,000

Revolving Loan

As of September 30, 2017, the outstanding balance of the Revolving Loan was $0, and $6,516,000 was available for future borrowing under the Revolving Loan.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but LIBOR may not be less than 1%) (the total rate per annum for LIBOR borrowings was approximately 7.0% during the nine months ended September 30, 2017), or (ii) the bank’s reference rate (the reference rate was approximately 10.25% during the nine months ended September 30, 2017). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

As of September 30, 2017, the Company was in compliance with all covenants under the Financing Agreement and other loan documents.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). The Technology Vendor is owned by an individual who is affiliated with a trust, which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by the Technology Vendor during the three months ended September 30, 2017 and 2016, totaled $955,000 and $838,000, respectively, and $2,701,000 and $2,353,000 during the nine month ended September 30, 2017 and 2016, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $5,000 and $7,000 as of September 30, 2017 and December 31, 2016, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

During the three months ended September 30, 2017 and 2016, the Company has incurred a total of $45,000 and $47,000, respectively, and during the nine months ended September 30, 2017 and 2016, the Company has incurred a total of $135,000 and $149,000, respectively, to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of September 30, 2017 and December 31, 2016.

Note 8 – Commitments and Contingencies

Operating leases

Rent expense totaled $122,000 and $106,000 during the three months ended September 30, 2017 and 2016, respectively, and $334,000 and $323,000 for the nine months ended September 30, 2017 and 2016, respectively. The following is an annual schedule of approximate future minimum rental payments required under the operating lease agreement for the Company’s Irvine, California lease location:

Years Ending December 31,	Amount
2017 (three months)	$153,000
2018	458,000
$611,000

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at September 30, 2017, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid against Selling Source and a number of other defendants, including Kitara Media LLC (“Kitara Media”), one of the Company’s subsidiaries, to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). Kitara Media was a subsidiary of Selling Source at the time the Note was issued. Kitara Media is not a signatory to the Note, but like all of the subsidiaries of Selling Source at such time, on August 31, 2010 Kitara Media pledged all of its assets as collateral for all of the indebtedness of Selling Source, including the Note, which is the most junior obligation in Selling Source's capital structure. In connection with the merger of Kitara Media into a subsidiary of Kitara, with Kitara Media surviving as a wholly owned subsidiary of Kitara, the senior lenders of Selling Source exercised their authority to release all liens on the assets of Kitara Media, including the liens associated with the Note.

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

Based on these facts, Propel believes Intrepid’s claims are without merit and intend to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. The parties have exchanged pleadings and Selling Source has provided documents and written interrogating responses to Intrepid. Selling Source owns 22.5 million shares of the common stock of Propel and one of the directors of Propel is also a director of Selling Source.

Note 9 – Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $59,000 and $41,000 during the three months ended September 30, 2017 and 2016, respectively, and $207,000 and $178,000 during the nine months ended September 30, 2017 and 2016, respectively, which is recorded in salaries, commissions, benefits and related expenses on the condensed consolidated statements of operations.

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

The effective income tax rate for the nine months ended September 30, 2017 and 2016 was 37.4% for each period, resulting in $5,161,000 and $1,887,000 of income tax expense, respectively. The income tax expense for the nine months ended September 30, 2017 and 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the effect of state income taxes, which can differ from period to period.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Stock-Based Compensation

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

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,351,875	$0.49	$0.27	6.9	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Forfeited, expired or canceled	2,121,875	0.55	0.29	-
Outstanding at September 30, 2017	21,230,000	$0.49	$0.27	5.99	$-

Exercisable at September 30, 2017	14,969,066	$0.46	$0.25	5.37	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on September 30, 2017. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions. The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $262,000 and $240,000 for the three months ended September 30, 2017 and 2016, respectively and $717,000 and $1,412,000 for the nine months ended September 30, 2017 and 2016, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2017, the unamortized value of stock options was $1,462,000, including the effect of the mark-to-market adjustment for unvested awards granted to consultants. As of September 30, 2017, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 1.2 years.

Note 12 – Executive Bonus Plan

Effective January 1, 2016, the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) became effective for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $482,000 and $237,000 for the three months ended September 30, 2017 and 2016, respectively, and $1,254,000 and $600,000 for the nine months ended September 30, 2017 and 2016, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At September 30, 2017 and December 31, 2016, the accrued executive bonuses were $480,000 and $268,000, respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.    In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These forward-looking statements include, but are not limited to, statements relating to Propel’s strategy, its future financial and operating results and its plans, objectives, expectations and intentions and all other statements that are not historical facts. We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, as well as the following factors: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; inability to effectively comply with the policies and procedures of Google, Microsoft and other leading industry companies; failure to adequately adapt to changes in technology; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Propel is a holding company for Propel Media, Kitara and DeepIntent.

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising for advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of September 30, 2017, Propel has over 1,100 advertiser customers and serves millions of ads per day.

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

Through the technology of DeepIntent, which the Company acquired on June 21, 2017, Propel’s offerings to its advertising customers will increasingly leverage DeepIntent’s integrated data and programmatic buying platform to improve performance for its advertisers. The DeepIntent platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, this acquisition provides the Company with the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

Propel also provides solutions to advertisers through its publisher business model with a channel of direct publishers, networks and exchanges. These supply channels expand our ability to serve advertising. In this model, the advertising units are served to users through a website, and we serve advertising units to the user in coordination with the publisher, network or exchange.

Propel’s principal executive office is located at 2010 Main Street, Suite 900, Irvine, CA 92614. Its telephone number at that location is (949) 251-0640.

Recent Developments

Financing Agreement

Under the Financing Agreement (as defined below), as amended, and its related fee arrangements, we were obligated to remit a backend fee of $12,500,000 upon the fourth anniversary of the closing date of the Financing Agreement. On May 30, 2017, we entered into an agreement with the parties to the Financing Agreement that, subject to certain conditions, if the amounts owed under the Financing Agreement were to have been repaid in full at any time through and including September 30, 2017 (the date of repayment being referred to as the “Repayment Date”), the Deferred Fee would have been reduced to an amount equal to 5.0% times the aggregate principal amount of the loans repaid on the Repayment Date. We did not repay such amounts by the Repayment Date. As such, the Deferred Fee will continue to be due as originally contemplated ($12,500,000 to be paid on the fourth anniversary of the closing date of the Financing Agreement). We are accreting the full Deferred Fee of $12,500,000 as a finance charge over the full term of the Term Loan.

On June 21, 2017, the Borrowers (as defined below) entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. In connection with Amendment No. 2, on June 21, 2017 we accrued an amendment fee (“Amendment Fee”) of $752,000, which we paid on October 2, 2017. The Amendment Fee has been reflected as interest expense, net, within the condensed consolidated statement of operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$22,207,000	$13,687,000	$62,354,000	$44,589,000
Cost of revenues	8,218,000	3,826,000	22,574,000	16,430,000
Gross profit	13,989,000	9,861,000	39,780,000	28,159,000

Operating expenses:
Salaries, commissions, benefits and related expenses	3,891,000	2,581,000	10,311,000	10,501,000
Technology, development and maintenance	1,021,000	883,000	2,655,000	3,086,000
Marketing and promotional	32,000	20,000	61,000	69,000
General and administrative	710,000	233,000	1,387,000	1,233,000
Professional services	279,000	416,000	878,000	996,000
Depreciation and amortization	438,000	525,000	1,210,000	1,723,000
Impairment of software and video library	-	-	20,000	183,000

Operating expenses	6,371,000	4,658,000	16,522,000	17,791,000

Operating income	7,618,000	5,203,000	23,258,000	10,368,000
	34%	38%	37%	23%
Other income (expense):
Interest expense, net	(2,813,000)	(3,095,000)	(9,335,000)	(9,284,000)
Gain from extinguishment of debt	-	-	-	106,000
Other income (expense)	-	-	(1,000)	18,000
Total other expenses	(2,813,000)	(3,095,000)	(9,336,000)	(9,160,000)

Income before income tax expense	4,805,000	2,108,000	13,922,000	1,208,000
Income tax expense	(1,797,000)	(2,250,000)	(5,161,000)	(1,887,000)
Net income (loss)	$3,008,000	$(142,000)	$8,761,000	$(679,000)

Net income (loss) per common share	$0.01	$(0.00)	$0.04	$(0.00)

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162

Adjusted EBITDA (a non-GAAP measure)

Net income (loss)	$3,008,000	$(142,000)	$8,761,000	$(679,000)
Depreciation and amortization	438,000	525,000	1,210,000	1,723,000
Impairment charges	-	-	20,000	183,000
Interest expense, net	2,813,000	3,095,000	9,335,000	9,284,000
Stock-based compensation expense	262,000	240,000	717,000	1,412,000
Taxes	1,798,000	2,206,000	5,166,000	1,897,000
Bank fees (credits)	29,000	26,000	81,000	(3,000)
Amortization of DeepIntent deferred purchase price	238,000	-	264,000	-
Merger and other one-time expenses	140,000	172,000	321,000	225,000
Severance	-	13,000	-	913,000
Adjusted EBITDA (a non-GAAP measure)	$8,726,000	$6,135,000	$25,875,000	$14,955,000

Three Months Ended September 30, 2017 and 2016

Revenue

Consolidated revenue for the three months ended September 30, 2017 increased by $8,520,000, or 62%, to $22,707,000 as compared to $13,687,000 for the three months ended September 30, 2016. The increase was principally on account of improvements in the overall return we earn from the user base to which we serve advertisements. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users to our properties that are deemed highly desirable to our advertisers, and secondly, upon more effectively serving targeted advertising to those users. We have realized higher advertiser demand for ads served to this user base, providing us with a greater overall return, or higher lifetime value, from the media buy spend required to acquire these users.

Gross profit

Gross profit for the three months ended September 30, 2017 increased by $4,128,000, or 42% to $13,989,000 as compared to $9,861,000 for the three months ended September 30, 2016. Our gross profit percentage was 63% for the three months ended September 30, 2017, as compared to 72% for the three months ended September 30, 2016. The increase in gross profit was attributable principally to the increase in revenues as discussed above, offset principally by the media buy spending to sustain and grow the user base to whom we serve advertising. Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities and other requirements to meet the high quality demand requirements of our advertising customers. During the three months ended September 30, 2017, guided by our strategic metrics, we spent more heavily on media buying in the three months ended September 30, 2017 than we did in the corresponding 2016 quarter. We believe that through this expanded spend during the 2017 quarter, that we have improved the quality and size of the user base, and correspondingly, the expected yield to be earned on those users. Further, when media buying opportunities are strong, we may accelerate our media buying, which would put downward pressure on our gross margin percentage for that quarter.

Operating income

Operating income for the three months ended September 30, 2017 increased by $2,415,000, or 46% to $7,618,000 as compared to $5,203,000 for the three months ended September 30, 2016. Operating income as a percentage of revenue decreased to 34% for the three months ended September 30, 2017 as compared to 38% for the three months ended September 30, 2016. The increase in operating income was principally on account of the increase in gross profit of $4,128,000 offset by the increase of $1,713,000 in operating expenses. Our operating income for the three months ended September 30, 2017 was impacted by a full quarter of expenses for DeepIntent, which we acquired on June 21, 2017. Our operating expenses have increased on account of the personnel costs we are incurring to further develop, roll out, and implement the DeepIntent solutions. Operating expenses also include our accretion of the contingent deferred purchase price of $1,000,000 for DeepIntent, which was recorded as compensation costs within salaries, commissions, benefits and related expenses within the condensed consolidated statements of operations. Accreted contingent deferred purchase price was $238,000 and $264,000 for the three and nine months ended September 30, 2017, respectively.

Cost of revenues

Cost of revenues for the three months ended September 30, 2017 increased by $4,392,000, or 115%, to $8,218,000 as compared to $3,826,000 for the three months ended September 30, 2016. Cost of revenues consists principally of the costs incurred to maintain and grow our user base. The increase was attributable principally to the incremental media buy spend for the 2017 quarter, as explained above, as well as on account of a substantially reduced levels of media buy spending for the 2016 quarter. The incremental media buy in 2017 was attributable to increased costs per user to acquire higher quality users, as well as to increase the size of the user base.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended September 30, 2017 increased by $1,310,000, or 51%, to $3,891,000 as compared to $2,581,000 for the three months ended September 30, 2016. Of the increased level of expenses for the three months ended September 30, 2017, approximately $300,000 was attributable to compensation paid to the employees of DeepIntent, approximately $238,000 was attributable to the accretion of the $1,000,000 deferred purchase price obligation to the sellers for the purchase of DeepIntent and approximately $450,000 was attributable to performance based compensation and commissions.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended September, 2017 increased by $138,000, or 16%, to $1,021,000 as compared to $883,000 for the three months ended September 30, 2016. The increase was principally due to additional hosting and other costs in connection with the DeepIntent business.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the three months ended September 30, 2017 increased by $352,000, or 53%, to $1,021,000 as compared to $669,000 for the three months ended September 30, 2016. The increase was principally due to a charge of $334,000 to bad debt expense for one customer, offset by reduced professional fees.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2017 decreased by $87,000, or 17%, to $438,000 as compared to $525,000 for the three months ended September 30, 2016. The decrease was principally a result of certain capitalized software items becoming fully amortized during 2016.

Interest Expense

Interest expense for the three months ended September 30, 2017 decreased by $282,000 or 9% to $2,813,000 as compared to $3,095,000 for the three months ended September 30, 2016. The decrease was due principally to the lower outstanding loan balances.

Net income (loss)

Net income for the three months ended September 30, 2017 increased by $3,150,000 to $3,008,000, as compared to a net loss of $142,000 for the three months ended September 30, 2016. Income before income tax was $4,805,000 and $2,108,000 for the three months ended September 30, 2017 and 2016 respectively. The increase in the income before income tax of $2,697,000 was principally on account of an increase in operating income of $2,415,000. Income tax expense was $1,797,000 and $2,250,000 for the three months ended September 30, 2017 and 2016, respectively.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 23 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended September 30, 2017 increased by $2,591,000, or 42%, to $8,726,000 as compared to $6,135,000 for the three months ended September 30, 2016. This increase was principally on account of an increase in operating income of $2,415,000.

Nine Months Ended September 30, 2017 and 2016

Revenue

Consolidated revenue for the nine months ended September 30, 2017 increased by $17,765,000, or 40%, to $62,354,000 as compared to $44,589,000 for the nine months ended September 30, 2016. The increase was principally on account of improvements in the overall return we earn from the user base to which we serve advertisements. The revenue growth from our owned and operated properties was based, first, upon our significant emphasis placed on media buying efforts and related enhanced content offers to draw users to our properties that are deemed highly desirable to our advertisers, and secondly, upon more effectively serving targeted advertising to those users. We have realized higher advertiser demand for ads served to this user base, providing us with a greater overall return, or higher lifetime value, from the media buy spend required to acquire these users.

Gross profit

Gross profit for the nine months ended September 30, 2017 increased by $11,621,000, or 41% to $39,780,000 as compared to $28,159,000 for the nine months ended September 30, 2016. Gross profit percentage improved to 64% for the nine months ended September 30, 2017 as compared to 63% for the nine months ended September 30, 2016. The increase in gross profit was attributable principally to the increase in revenues as discussed above, offset principally by the media buy spending to sustain and grow the user base to whom we serve advertising. Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities and other requirements to meet the high quality demand requirements of our advertising customers. We believe that through our media buy spending during 2017 that we have improved the quality and size of the user base, and correspondingly, the expected yield to be earned on those users. Further, when media buying opportunities are strong, we may accelerate our media buying, which would put downward pressure on our gross margin percentage for that quarter. In the nine months ended September 30, 2017, as compared to the prior year period, our improved revenue performance outstripped our additional media buy spending, resulting in a slight improvement in gross profit percentage. There can be no assurance that this will continue in the future.

Operating income

Operating income for the nine months ended September 30, 2017 increased by $12,890,000, or 124% to $23,258,000 as compared to $10,368,000 for the nine months ended September 30, 2016. Operating income as a percentage of revenue increased to 37% for the nine months ended September 30, 2017 as compared to 23% for the nine months ended September 30, 2016. The increase in operating income was principally on account of the increase in gross profit of $11,621,000 and the decrease of $1,269,000 in operating expenses. The decrease in operating expenses is attributable to certain cost reductions that we implemented during April 2016, offset by increases in operating expenses in connection with our DeepIntent operation. Operating expenses also include our accretion of $264,000 for the $1,000,000 contingent deferred purchase price of DeepIntent, which was recorded as a compensation costs within salaries, commissions, benefits and related expenses within the condensed consolidated statements of operations. We expect to see increases in operating expense in future periods as we scale up the personnel and operations of DeepIntent to further develop, roll out, and implement the DeepIntent solutions. In addition, depreciation and amortization costs decreased by $513,000, mainly as certain capitalized software was fully depreciated in year 2016.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2017 increased by $6,144,000, or 37%, to $22,574,000 as compared to $16,430,000 for the nine months ended September 30, 2016. Cost of revenues consists principally of the costs incurred to maintain and grow our user base. The incremental media buy in 2017 was attributable to higher costs per user to acquire higher quality users, as well as to increase the user base.

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the nine months ended September 30, 2017 decreased by $190,000, or 2%, to $10,311,000 as compared to $10,501,000 for the nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017 was due primarily to nine months of reduced compensation in 2017 on account of the April 2016 headcount reduction and the 2016 severance and accelerated stock-based compensation, offset by approximately $350,000 attributable to compensation paid to the employees of DeepIntent, approximately $264,000 attributable to the accretion of the $1,000,000 deferred purchase price obligation to the sellers for the purchase of DeepIntent and increases in performance based compensation and commissions.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the nine months ended September 30, 2017 decreased by $431,000, or 14%, to $2,655,000 as compared to $3,086,000 for the nine months ended September 30, 2016. The decrease was principally due to optimization of technology resources to support our revenue and media buying initiatives, together with cancellations of certain software subscriptions no longer needed. This decrease was offset by additional hosting and other costs in connection with the DeepIntent business during the third quarter of 2017.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the nine months ended September 30, 2017 increased by $28,000, or 1%, to $2,326,000 as compared to $2,298,000 for the nine months ended September 30, 2016. The increase was principally the effect of an increase of $240,000 in bad debt expense, an increase in operating costs for the DeepIntent business, offset by lower operating costs upon the 2016 closing of offices in New York and New Jersey during 2016.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2017 decreased by $513,000, or 30%, to $1,210,000 as compared to $1,723,000 for the nine months ended September 30, 2016. The decrease was principally as a result of certain capitalized software items becoming fully amortized during 2016.

Impairment of software and intangible assets

Impairment charges for the nine months ended September 30, 2017 decreased by $163,000, or 89% to $20,000 as compared to $183,000 for the nine months ended September 30, 2016. The decrease was a result of a lower impairment charge during 2017. The impairment charge of $20,000 for the nine months ended September 30, 2017 was to impair a capitalized software component that we ceased using during the nine months ended September 30, 2017,

Interest Expense

Interest expense for the nine months ended September 30, 2017 increased by $51,000 or 1% to $9,335,000 as compared to $9,284,000 for the nine months ended September 30, 2016. The increase was due to a charge of approximately $752,000 for an amendment fee associated with the Term Loan, incurred in connection with the lender’s approval of the Acquisition of DeepIntent. This increase was offset by a decrease in interest expense on the lower outstanding loan balances.

Net income (loss)

Net income (loss) for the nine months ended September 30, 2017 increased by $9,440,000 to $8,761,000, as compared to a net loss of $679,000 for the nine months ended September 30, 2016. Income before income tax for the nine months ended September 30, 2017 was $13,922,000 as compared to an income before income tax of $1,208,000 for the nine months ended September 30, 2016. The increase in the income before income tax of $12,714,000 was principally on account of an increase in gross profit of $11,621,000 and a decrease in operating expenses of $1,269,000. Income tax expense was $5,161,000 and $1,887,000 for the nine months ended September 30, 2017 and 2016, respectively.

Adjusted EBITDA (a non-GAAP measure)

Adjusted EBITDA for the nine months ended September 30, 2017 increased by $10,920,000, or 73%, to $25,875,000 as compared to $14,955,000 for the nine months ended September 30, 2016. This increase is principally on account of an increase in gross margin of $11,621,000.

Liquidity and Capital Resources

As of September 30, 2017, our cash on hand was $2,556,000 and we had a working capital deficit of $1,596,000, as compared to cash on hand of $2,823,000 and a working capital deficit of $3,714,000 at December 31, 2016. The $2,118,000 decrease in the working capital deficit was principally attributable to an increase in accounts receivable which exceeded the increase in accounts payable. Our increase in accounts receivable was driven by our increases in revenues, while our increase in accounts payable was principally driven by the growth of our media buying initiatives.

We have relied on cash flows provided by operations to fund operations and operating obligations. We have been growing our revenue, which has contributed to the growth of our gross profit. We expect to incur increases in operating expenses as we further invest to develop and roll out the technology acquired with the DeepIntent acquisition. We also maintain a credit facility pursuant to the financing agreement (“Financing Agreement”), dated as of January 28, 2015, by and among Propel, Kitara and Propel Media as “Borrowers,” certain of their subsidiaries as “Guarantors” and certain financial institutions as “Lenders.” The Financing Agreement provided the Borrowers with (a) a term loan in an original aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan”).

As of September 30, 2017, we had indebtedness and other commitments that principally consisted of $60,132,000 for our Term Loan (bearing interest at approximately 10.2% per annum) and $0 for our Revolving Loan (bearing interest at 7.2% per annum for loans based upon Libor and 10.25% per annum for reference rate loans). In addition, we have deferred payment obligations to the former members of Propel Media of $10,000,000 (which can be satisfied with cash or stock) and $6,000,000 (which can be satisfied only with cash). We have a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the former members of Propel Media are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement. See Notes 5 and 6 of the accompanying condensed consolidated financial statements for additional information about the payment obligations to the former members of Propel Media and the Lenders.

As of September 30, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $6,516,000 and $0, respectively, leaving $6,516,000 available to be drawn under the arrangement.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 2.50:1.00 as of September 30, 2017. Our total leverage ratio as of such date was 1.83:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in each of the next two quarters, to 2.40:1.00 as of December 31, 2017 to 2.30:1.00 for March 31, 2018 and remains at 2:30:1.00 for each quarter thereafter. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

As of September 30, 2017, we were in compliance with all covenants under the Financing Agreement and other loan documents. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2017 for information relating to the risks surrounding our compliance with such covenants.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under our Revolving Loan will be sufficient to fund the Company’s net cash requirements through November 30, 2018.

Net cash provided by operating activities

Net cash provided by operating activities was $12,167,000 for the nine months ended September 30, 2017, compared to $7,495,000 for the nine months ended September 30, 2016. Cash provided by operating activities for the nine months ended September 30, 2017 was primarily the result of net income of $8,761,000, non-cash items of $6,254,000 and an increase in accounts payable of $1,969,000, offset by an increase in accounts receivable of $3,866,000, $262,000 in prepaid expenses, and a decrease of advertiser deposits of $537,000.

Net cash used in investing activities

Net cash used in investing activities was $5,035,000 for the nine months ended September 30, 2017, compared to $849,000 used by investing activities for the nine months ended September 30, 2016. The increase of $4,186,000 net cash used in investing activities for the nine months ended September 30, 2017 was primarily for the Company’s acquisition of DeepIntent.

Net cash used in financing activities

Net cash used in financing activities was $7,399,000 for the nine months ended September 30, 2017, as compared to $7,012,000 for the nine months ended September 30, 2016. Cash flows used in financing activities for the nine months ended September 30, 2017 consisted of a $7,399,000 principal repayment on the Company’s Term Loan, consisting of $5,250,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PROPEL MEDIA, INC.

Date: November 13, 2017	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: November 13, 2017	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

