Form 10-K
period 2017-12-31
Propel Media, Inc.
filed 2018-03-30
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was $3,645,704.

As of March 29, 2018, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless the context otherwise requires:

●	references to “Propel” or the “Company” and to “we,” “us” or “our” are to Propel Media, Inc., a Delaware corporation, and its subsidiaries;

●	references to “Propel Media” are to Propel Media LLC, , a California limited liability company that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “DeepIntent” are to DeepIntent Technologies, Inc., a Delaware corporation that became a wholly owned subsidiary of the Company on June 21, 2017, and its subsidiaries;

●	references to “Kitara” are to Kitara Media Corp., a Delaware corporation that became a wholly owned subsidiary of the Company on January 28, 2015, and its subsidiaries;

●	references to “Kitara Media” are to Kitara Media, LLC, a Delaware limited liability company that is a wholly owned subsidiary of Kitara;

●	references to “NYPG” are to New York Publishing Group, Inc., a Delaware corporation that is a wholly owned subsidiary of Kitara; and

●	references to “Tek Array” are to Tek Array, Inc., formerly known as Health Guru Media, Inc. (“Health Guru Media”), a Delaware corporation that is a wholly owned subsidiary of Kitara.

ii

PART I

ITEM 1. BUSINESS.

Propel is a holding company for Propel Media, Kitara and DeepIntent.

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of December 31, 2017 Propel had over 1,100 advertiser customers and served millions of ads per day.

Propel primarily serves its advertising to users who are part of our owned and operated member-based network or the member-based networks of our third party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In this model, Propel also serves advertising through partners who acquire users by providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them. In this model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer.

Propel’s offerings to its advertising customers will increasingly leverage DeepIntent’s integrated data and programmatic buying platform, which the Company acquired in connection with the acquisition of DeepIntent in January 2017, to improve performance for its advertisers. The DeepIntent platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, DeepIntent’s platform provides the Company with the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

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

History and Structure of Our Company

Overview

Propel was incorporated in Delaware on October 7, 2014 for the purpose of completing the Transactions (as defined below). Prior to the completion of the Transactions, Propel had no assets and did not conduct any material activities other than those incidental to its formation. Upon completion of the Transactions, the businesses of Propel Media and Kitara became the business of Propel. In February 2015, Propel’s common stock began trading on the OTC Pink Market, operated by OTC Markets Group (“OTC Pink Market”) under the trading symbol “PROM.”

Business Combination

On January 28, 2015, Propel consummated the “reverse merger” (the “Reverse Merger” or the “Transactions”) as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel Media, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015 and January 26, 2016 by and among Kitara, Propel, Propel Media and the former members of Propel Media (“Transferors”).

Pursuant to the Exchange Agreement, in addition to the consideration paid in connection with the closing of the Transactions and the earn-out payable if the Company reaches certain financial performance thresholds for the fiscal years 2015 to 2018 (none of which have been met to date), the Company incurred a deferred payment obligation of (i) $10,000,000 to the Transferors (“Deferred Obligation”), which is payable in cash and/or stock not later than June 30, 2019, and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019, (the “Deferred Payment”). The Company can pay the Deferred Obligation from an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the Transferors, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date on which such shares are issued to the Transferors (and if a closing price or bid price, as applicable, is not reported on such day, then the stock shall be valued at the last closing price or bid price, as applicable, reported).

Acquisition of DeepIntent

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 which was paid on December, 21, 2017 and, $500,000 payable on June 21, 2018 (collectively, the “Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ending December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”).

Debt Financing

On January 28, 2015, in connection with the closing of the Transactions, Propel, Kitara and Propel Media, as “Borrowers,” and certain of their subsidiaries, as “Guarantors,” entered into a financing agreement, as amended on December 23, 2016, May 30, 2017, June 21, 2017 and November 10, 2017 (“Financing Agreement”), with certain financial institutions as lenders (“Lenders”), HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC) (“Highbridge”), as collateral agent for the Lenders (“Collateral Agent”), and PNC Bank, National Association (“PNC”), as a Lender and administrative agent for the Lenders (“Administrative Agent”).

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Loans will mature on January 28, 2019 (“Final Maturity Date”). The company intends to refinance the obligation under the Loans.

The outstanding principal amount of the Term Loan is repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December commencing on March 31, 2015, except that the payment due on March 31, 2015 was $1,219,000. The Term Loan is subject to an annual excess cash flow sweep, pursuant to which a principal payment of $2,149,000 was made in April 2017. The remaining balance of the Term Loan and the Revolving Loan are due and payable on the Final Maturity Date, except in certain limited circumstances.

The Borrowers may borrow, repay and reborrow the Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed the lesser of $15,000,000 or the borrowing base.

Subject to the terms of the Financing Agreement, outstanding amounts under the Term Loan bear interest, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but LIBOR may not be less than 1%), or (ii) the bank’s reference rate. For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

The obligations of the Borrowers under the Financing Agreement are secured by first priority security interests granted to the Lenders on all of the Borrowers’ and Guarantors’ tangible and intangible property, including accounts receivable, intellectual property and shares and membership interests of the Borrowers (other than Propel) and the Guarantors.

The Financing Agreement and other loan documents provide for certain customary fees and other amounts to be paid to the Lenders at the closing of the Financing Agreement (approximately $3,000,000), during the term of the Financing Agreement (approximately $900,000) and on the fourth anniversary of the closing date of the Financing Agreement ($12,500,000).

On June 21, 2017, the Borrowers (as defined below) entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. In connection with Amendment No. 2, on October 2, 2017 we paid an amendment fee (“Amendment Fee”) of $752,000. The Amendment Fee has been reflected as interest expense, net, within the consolidated statement of operations.

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

Subsidiaries

Propel Media

Propel Media was formed in September 2008 as a California limited liability company. Upon completion of the Transactions (as described above), Propel Media became a wholly owned subsidiary of Propel.

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

On December 3, 2013, Kitara entered into a Merger Agreement and Plan of Reorganization with Health Guru Media and the holders of a majority of the outstanding shares of capital stock of Health Guru Media, and simultaneously consummated the transactions contemplated thereby. At the closing, Health Guru Media became Kitara’s wholly-owned subsidiary. On April 27, 2016, Propel sold substantially all of the operating assets of the Health Guru Media business, and subsequently changed the name of Health Guru Media to “Tek Array, Inc.”

Upon completion of the Transactions (as described above), Kitara became a wholly owned subsidiary of Propel.

DeepIntent

On June 21, 2017, pursuant to the DeepIntent Acquisition Agreement with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent.

Opportunity

We believe the online advertising market is well positioned for growth with expanded ways in which audiences can connect to the Internet across a variety of devices. Market forecasts are anticipating significant growth in advertising spending across all major digital ad formats as follows:

1.	U.S. mobile advertising spending in 2018 is forecasted to be $70.05 billion growing to $82.31 billion in 2019. (eMarketer)

2.	U.S. display advertising spending in 2018 is forecasted to be $48.42 billion growing to $54.68 billion in 2019. (eMarketer)

3.	U.S. video advertising spending in 2018 is forecasted to be $15.42 billion growing to $17.56 billion in 2019. (eMarketer)

4.	U.S. native advertising spending in 2018 is forecasted to be $25.2 billion growing to $28.9 billion in 2019. (Business Insider Intelligence)

Propel is positioning itself to take advantage of these major industry growth trends.

Strategy

Propel participates in the online advertising market where advertisers reward providers who can deliver performance and return on advertising investment. The fundamental strategy of the business is to drive advertiser performance across all media and geographies. Key elements of the Propel strategy include:

1.	Increasing quality inventory from supply sources that deliver improved advertiser performance. This includes increasing Propel’s owned and operated member-based network through increased investment in media buying to acquire users.

2.	Expanding revenues that come from video advertisers. As more advertiser budget moves from television to online, we see opportunities to increase the revenue we generate from distributing video advertisements on behalf of our advertisers.

3.	Expanding revenues that come from display advertisers. As display advertising budgets continue to increase, we see the opportunity to increase revenues we generate from distributing display advertisements on behalf of our advertisers.

4.	Expanding ad inventory by increasing our publisher-based syndication program to expand supply for video and display advertisements.

5.	Migrating into the mobile market to take advantage of advertiser demand for this segment of the market.

Business

Overview

Propel generates revenue by selling advertising to advertisers and serving the advertising to users while they browse the Internet. We have two monetization models.

In one model (which we sometimes refer to herein as the “member-based business”), we have a direct relationship with users who have installed an extension in the users’ browsers or software that allows us to serve them advertising through their browsers as an overlay image on the content that they are viewing or in a new browser window or tab. In this model, we have no publisher relationship and as a result no publisher payments. We acquire a relationship with users in two ways: (i) through our owned and operated properties and (ii) through properties developed by our third party application partners. In each case, a user who is offered free access to our owned and operated property or to the third party application partner’s property agrees to receive advertisements served by us from advertisers using our Propel Media Platform as they browse the Internet. This allows us or our third party application partners to install an extension to the user’s browser or download software onto the user’s computer. The extension or software allows us to travel with the user as the user views content on the Internet. We capture the URLs and keywords of certain browsing pages viewed, and in real time determine if we have advertisers who have bid on keywords or the URL being browsed. If so, we serve the relevant advertising. In some situations, we have advertisers who wish to have us serve advertising on a run-of-network basis, which then permits us to serve ads across our user base without targeting parameters being established.

During 2017, as we focused on growing our user base via the marketing of our owned and operated properties, such as free casual games and free lifestyle content. We continue to have a distinct media buying organization that purchases advertising on various online ad platforms and is dedicated to developing the user base acquired through our owned and operated properties for our member-based business model.

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

Propel’s offerings to its advertising customers will increasingly leverage DeepIntent’s integrated data and programmatic buying platform to improve performance for its advertisers. The DeepIntent platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, the DeepIntent platform provides the Company with the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

Advertiser Sales and Account Management

Propel is focused on building relationships with digital advertisers.

Propel currently services over 1,100 advertisers and its advertiser clients include, but are not limited to, direct advertisers, affiliate advertisers, lead generation advertisers, leading advertising agencies and advertising networks and exchanges representing premium brands.

Propel’s sales team and account management organization are comprised, collectively, of 24 employees. They call on and support advertisers and their advertising campaigns. The sales and account management teams are responsible for acquiring new advertisers, developing campaign goals and strategies with advertisers or their agents and working with the clients to establish the ad formats that will run. They are also responsible for developing the return on investment metrics with the advertiser that will be used to help the account management organization or the advertiser understand performance as the campaign is running and will allow the account management organization, the salesperson and the advertiser to optimize campaigns to meet campaign goals.

Campaigns are set up and managed by either the salesperson, account manager or the advertiser themselves. These activities are executed through the Propel Media Platform. This platform allows Propel to work with advertisers to:

●	Process advertiser applications;

●	Accept or reject advertiser applications;

●	Record advertiser information, payment terms and semi-automate the advance payment process through credit card or wire transfer, if required;

●	Set up campaigns including:

o	Specifying the ad units to be employed for the campaign, which include:

▪	Video ads –Video ads are served to its audience on a run-of-network basis and the advertiser is charged when the ad is displayed (this is priced on a Cost Per Thousand Impressions, or CPM).

▪	Display ads – These are traditional box ads combining graphical images with ad copy. These ads are served based on targeted keywords. The advertiser is charged when the ad is displayed (this is referred to as Cost Per View, or CPV).

▪	Textlink ads – Ads that appear when the consumer places the mouse cursor over the targeted keyword. If the user clicks on the ad, the user is taken to the advertiser’s offer landing page that provides more information. The advertiser is only charged if the consumer clicks on the ad (this is referred to as Cost Per Click, or CPC).

o	Establishing targeting parameters by keywords and URLs that the advertiser chooses.

o	Establishment of bid price for keywords and URLs. As the Propel Media Platform is a bid-based platform, the advertiser’s ad will be displayed if its bid price wins over other advertisers who are also bidding to serve their ads.

o	Establish links to ad creative that will run in each campaign.

●	Generate reports and metrics that allow real time campaign performance management.

Audience Development

Propel advertisers’ campaigns are dependent on having an audience to receive the advertising. Propel’s model is to reach its audience either directly or via partners.

Propel reaches audiences for its advertisers through two different business models:

●	The member-based business model acquires a relationship with users in two ways:

o	Owned and Operated Properties. Propel develops and distributes multiple free casual gaming, lifestyle and other content properties. In this method, Propel buys media and advertises these gaming sites and lifestyle content properties on various online destinations, including casual gaming and social media portals. Propel provides its audience with access to its premium gaming and lifestyle content for free and obtains the user’s permission to serve advertising to them while they peruse content on the web. Propel incurs media costs to acquire audiences in this manner.

o	Application Partners’ Properties. Propel partners with third party application developers who have their own audience bases and are seeking to serve advertising to them. In this instance, Propel partners with these third party application developers to increase the total audience that Propel’s advertisers can reach with their advertisements. Propel operates under a revenue share model with its partners in this distribution model.

●	The publisher business model serves advertising through publisher based syndication supply channels. In this model, Propel develops direct relationships with publishers, networks and exchanges for supply and then purchases impressions from these supply sources. Propel operates under a revenue share model or on a fixed CPM with its partners in this distribution model.

During 2017, as we further transitioned away from the declining revenues from third party application partners, we focused on growing our user base via the marketing of our owned and operated properties, such as free casual games and lifestyle content. This led to 84% of our 2017 revenue being generated by our owned and operated audience. Our revenue mix is expected to continue to be heavily weighted to supply coming from owned and operated audience and publisher business as opposed to our third party application partners.

Solutions, Technology & Services

Propel offers advertisers the ability to reach audiences in which performance is measured by their willingness to view an ad or click through to the advertisers’ landing pages for more information or to complete a conversion action as defined by the advertiser. Typical conversions might include, for example, making a purchase, filling out an automobile test drive form, taking a survey or filling out a request for more information from online education providers. Superior performance is achieved by having engaging ad units that target the right audiences and are served at the right scale and frequency. Although most creative work is done by the client, Propel offers design services to help improve campaign performance through more impactful creative ads and landing pages. Propel offers video, display and text link ad units that are designed for maximum impact and conversions.

Audience targeting is achieved through keywords and URLs. Advertisers bid on keyword and URL targets which they believe will be relevant to the content that their audiences will be consuming. An advertiser will bid on anywhere from a few to thousands of keywords and URLs at varying bid prices based on the importance of the keyword or URL and the competition from other advertisers for that same keyword or URL. Advertisers may raise or lower keyword or URL bid prices as they see how effective various keywords or URLs perform for their campaigns. If a keyword or URL target is performing well for an advertiser, the advertiser may want to increase the number of individuals clicking on the advertiser’s advertisements. This is accomplished by raising the bid price the advertiser is willing to pay to have the advertiser’s ad served, which in turn will generate more impressions and, hopefully, increased conversions. Conversely, if a keyword or URL is not performing, bid prices might be lowered in order to not spend advertising budget on underperforming keywords or URLs.

Propel’s proprietary ad serving technologies are geared toward optimizing direct response advertiser campaigns to ensure that the desired performance criteria are generated within advertiser defined cost parameters. It is through Propel’s ad serving technologies that Propel matches advertisers with targeted audiences in a real time auction environment. Propel’s ad serving technologies determine if there are relevant keywords or URLs on the webpage that an audience member is perusing and that an advertiser or advertisers are targeting. It then evaluates the parameters for serving an ad, including the number of times an audience member has been exposed to a particular ad, the time intervals between ads, the competitive bid prices, the conversion data, time of day parameters that the advertiser has chosen to show ads and other relevant segmenting options. The ad server then decides which advertiser’s ad to serve, if any, to a particular audience member. This generally takes place in the 150 milliseconds that it generally takes a webpage to load on a computer and occurs tens of millions of times per day.

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

The platform is currently servicing over 1,100 advertisers. Propel solutions deliver effective results for advertisers that allow them to target and reach mass audiences with high performance results across text, display and video formats. The reporting and analytics interface allows advertisers to see campaign performance in real-time. Campaign optimization and management is all performed through the Propel Media Platform interface.

Video Offerings

In 2017, Propel focused on expanding its video offerings to existing and new advertisers on our user network (the member-based business model) and on our expanding syndication network of publishers, exchanges and marketplaces (the publisher business model).

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

The display, video, desktop application and online advertising solutions market is highly competitive, with many companies providing competing solutions. Propel competes with Google, RythmOne, Criteo, IAC, Facebook, The Trade Desk, Vibrant and many demand side advertiser platforms, supply side advertising platforms, ad networks, exchanges and desktop and mobile applications.

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

Technology and Development

Propel’s technology and development efforts are focused on investing in its Propel Media Platform and a suite of complementary services. Much of its technology and development is conducted through a consulting arrangement with Bravo Studio d.o.o., which arrangement dates back to 2009. Pursuant to the consulting arrangement, Bravo Studio d.o.o. provides Propel with ongoing software and technology development services and support. Any intellectual property that is created within the scope of the consulting arrangement is owned by Propel. The consulting arrangement is terminable by either party upon 15 days’ prior written notice to the other party. Development efforts are also conducted through the Company’s DeepIntent operations, with development personnel located both in the United States and in India. Propel has incurred approximately $4,021,000 and $3,488,000 in technology and development expense during the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company capitalized software development costs of $1,596,000 and $1,224,000, respectively.

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

Propel currently has secured one patent which expires on July 16, 2033, and has multiple trademarks protecting its intellectual property and its brands.

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

The European Union (the “EU”), and some EU member states have already implemented legislation and regulations, including the General Data Protection Regulation (“GDPR”), which was adopted by the EU in 2016 and becomes effective May 25, 2018, requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future.

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

Employees

As of December 31, 2017, Propel had 54 full-time employees and 1 part-time employee. None of Propel’s employees are represented by a labor union or covered by a collective bargaining agreement. Propel considers its relationship with its employees to be good.

Internet Address/Availability of Reports

Propel is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files or furnishes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Such reports and other information filed by Propel with the SEC will be available free of charge on Propel’s website at http://www.propelmedia.com as soon as reasonably practicable after Propel electronically files such material with, or otherwise furnishes it to, the SEC. The public may also read and copy any materials filed by Propel with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, Propel’s references to website URLs are intended to be inactive textual references only.

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

Our success requires us to sell advertising through each of our Propel Media and DeepIntent platforms, to maintain and expand our relationships with our existing advertisers and ad agencies and to develop new relationships with other advertisers and ad agencies. These advertising sources generally do not include long-term obligations requiring them to purchase from us and are cancelable at any time or upon short notice and without a termination penalty. As a result, we have limited visibility as to our future advertising revenue streams from our advertisers, even if they have been long-standing advertisers. Our advertisers’ usage may decline, fluctuate or cease all together as a result of a number of factors, including, but not limited to:

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

The digital advertising market is highly competitive, with many companies providing competing solutions. We compete with Google, RythmOne, Criteo, IAC, Facebook, The Trade Desk, Vibrant and many demand side advertiser platforms, supply side advertising platforms, ad networks and exchanges, and desktop and mobile applications. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Furthermore, our competitors may establish or strengthen cooperative relationships with their digital media property partners, advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. Competitive pressures could require us to lower our prices for our advertisers or increase the prices we pay to publishers and third party application developers.

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

We and our distribution partners rely on the ability to offer our audience downloadable applications which allows us and our distribution partners to offer services and advertising to our audience. Should we or our distribution partners be unable in the future to profitably acquire new audiences due to an inability to distribute downloadable applications via the Internet, our ability to generate revenues could be significantly negatively impacted.

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

The dominant players in our industry, including Microsoft and Google, have modified their guidelines and policies to prevent or limit the ability to offer downloadable applications or to serve advertising to audiences that have installed downloadable applications. This may negatively impact our ability to generate revenues and could cause a material adverse effect on our financial results.

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

We are subject to payment-related risks with our advertisers and ad agencies and, if our advertising customers dispute or do not pay their invoices, this could adversely impact our business and results of operations.

Some of our contracts with advertising agencies state that the agency is not obligated to pay us if the agency’s advertiser does not pay the agency. Entering into such contracts may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s advertiser base. In addition, we may be involved in disputes with agencies and their advertisers over the operation of our Propel Media and DeepIntent platforms, the terms of our agreements or ad-serving discrepancies between each party’s reporting. If we are unable to resolve disputes with our customers, we may lose some of them or they may decrease their spending with us and our financial performance may be adversely affected as a result. If we are unable to collect or are required to make adjustments to bills for customers, we could incur write-offs for bad debt, which could harm our results of operations. Even if we are not paid by our clients on time or at all, we may still have incurred costs for the advertising campaign, and as a consequence, our results of operations would be adversely impacted.

In order to maintain our revenue and grow our member based network, we need to continuously acquire and reach new audiences and maintain audience engagement with our application products through advertising campaigns.

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

Any significant decline in desktop personal computer audiences accessing the Internet could significantly diminish the value of our solutions in our user-based business model and cause us to lose revenue since most of our revenue generating solutions are currently not usable on competing platforms.

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

As of December 31, 2017, we had indebtedness and other commitments that principally consisted of $58,382,000 for our Term Loan (bearing effective interest 10.2% per annum) and $0 for our Revolving Loan (bearing effective interest of 7.2% per annum for loans based upon the LIBOR and 10.00% effective annual reference rate loans). Our Term Loan and Revolving Loan become due in January 2019 and must be refinanced prior to that time. In addition, we have $10,000,000 (which can be satisfied with cash or stock as per the terms of the Exchange Agreement) and $6,000,000 of deferred payment obligations to the Transferors, and a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We may not be able to generate sufficient cash to service our debt or sufficient earnings to cover fixed charges in future years. If new debt is added to our current debt levels, the related risks for us could intensify.We may not be able to refinance our current debt under similar terms, or at sufficient levels to provide adequate liquidity to our business.

Our substantial debt and other commitments could have important consequences. In particular, it could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other commitments (in addition to interest payments, we are required to pay $1,750,000 at the end of each quarter as a principal reduction on our Term Loan, and annually, we are required to pay a principal reduction on the term loan pursuant to an excess cash flow sweep.), thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

●	limit, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds;

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

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

In addition, the Financing Agreement contains a financial covenant that requires us to maintain a certain Total Leverage Ratio (as defined in the Financing Agreement) as of each calendar quarter end. Under this covenant, we were required to maintain a Total Leverage Ratio of no more than 2.40:1.00 as of December 31, 2017. Our Total Leverage Ratio as of such date was 1.69:1.00. The Total Leverage Ratio that we must maintain decreases to 2.30:1.00 as of March 31, 2018, and remains at 2:30:1.00 for each quarter thereafter. If we were to default on this financial covenant, such default, if not waived by our Lenders, could result in the Lenders terminating their commitments to lend and/or accelerating the loans and declaring all amounts borrowed due and payable. This could have a material adverse effect on our ability to conduct our business, as we have historically relied upon the Revolving Loan facility as a source of borrowing for our operations. Furthermore, our Lenders could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. Borrowings under any other debt instruments of ours that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. Should any of these events occur, we may not be able to find alternative sources of financing, and we may not be able to pay our liabilities and expenses when due, which could result in the suspension of some or all of our current operations. It could also adversely affect the willingness of our vendors and employees to continue to work with us.

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

We have a few key vendors from whom we obtain necessary services to continue to efficiently and effectively operate our business. For example, our three largest cost of revenue vendors accounted for 18.2%, 15.6% and 14.0% of our cost of revenues for the year ended December 31, 2017. Our three largest cost of revenue vendors accounted for 18.0%, 17.1% and 15.6% of our cost of revenues for the year ended December 31, 2016. Such concentration exposes us to increased risk in the event any one of these vendors becomes unable or unwilling to provide us with the services we need or significantly increases the cost of such services. In such event, we cannot guarantee that we will be able to find a replacement vendor to provide services on terms comparable to our current arrangements. If our vendor costs increase, we may be required to pass the increased cost on to our clients, which may harm our competitive position. The inability to replace our key vendors or significant increases in cost for the services provided by our key vendors would adversely and materially affect our revenues and results of operations.

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

We participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising. In addition, consumers can currently opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs advertisers and their service providers not to use certain data about the consumer’s online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: (1) identify cookies and other tracking technologies used on websites; (2) prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or (3) block the delivery of online advertisements on websites and applications. U.S. and foreign governments have also enacted or are considering enacting legislation related to digital advertising and we may see an increase in regulation related to our industry, including the use of geo-location data to inform advertising, the collection and use of non-identifiable or identifiable Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy-related regulation. If there is a material increase in the number of consumers who choose to opt out or are otherwise using browsers where they need to, and fail to, configure the browser to accept cookies (or similar tracking technologies), or if any government entity (domestic or foreign) restricts our collection and use of advertising data, our ability to collect valuable and actionable data may be impaired, which may make our solutions less valuable and adversely affect our business.

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

For example, how personal data is defined within the European Union, or EU, and elsewhere may also impact us. In October 2016, the Court of Justice of the European Union ruled that IP addresses in certain circumstances are “personal data” under current EU law, at least when such IP addresses collected by website operators can be combined with information held by ISPs and other companies that have the ability to identify a user’s real-life identity. In addition, the GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, will come into effect in May 2018. The GDPR clarifies that the definition of “personal data” under the current EU data protection framework includes online identifiers provided by individuals’ devices, applications, and protocols, and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data. These enhancements may bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Preparing to meet the GDPR’s requirements before it becomes effective, and maintaining compliance with the GDPR thereafter, may require significant time, resources and expense, and may increase operating costs, or limit our ability to operate or expand our business.

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

Certain former members of Propel Media collectively own approximately 61.7% of our outstanding common stock. As a result of their stock ownership, these former members of Propel Media will be able to control all matters requiring approval by our stockholders, including, but not limited to:

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

We are required to comply with certain laws and regulations and reporting requirements that are not applicable to private companies, including the reporting obligations of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and other laws, regulations and rules of the SEC. In order to maintain compliance with these laws, rules and regulations, we must, among other things:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Propel currently maintains its principal executive office at 2010 Main Street, Suite 900, Irvine, California. It leases 19,594 square feet at this location, at a rate of approximately $51,000 per month, pursuant to a lease that expires on September 30, 2018.

Effective on November 21, 2017, we entered into a lease for a new principal executive office that we intend to move into during September 2018. This new office is located at 18565 Jamboree Road, Irvine, California 92612 and contains 13,397 square foot, at a rate of approximately $52,000 per month. This lease expires on December 31, 2026.

We also occupy a shared workspace in New York, NY, for which our obligations are month to month.

We believe that our current and new facilities are suitable and adequate to meet our current needs and we believe that additional space is available, on commercially reasonable terms, as needed.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2017, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Intercreditor Agreement generally. The Court has not yet ruled on the merits of that challenge, but discovery on this lawsuit has been completed and all the defendants intend to file motions for summary judgement within the next few months. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier in 2017. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims, and, in September 2015, the New York Supreme Court granted this motion for summary judgment. The claims asserted against Kitara were not among those addressed in Selling Source’s motion. For the claims remaining, the parties have exchanged pleadings and Selling Source has provided documents and written interrogatory responses to Intrepid.

Based on these facts, Propel believes Intrepid’s claims are without merit and intends to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. Selling Source owns 22.5 million shares of the common stock of Propel and our Chairman of the board of directors is also a director of Selling Source.

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

	Common Stock
	High	Low
Fiscal Year 2018:
First Quarter*	$0.28	$0.19
Fiscal Year 2017:
Fourth Quarter	$0.30	$0.17
Third Quarter	$0.31	$0.05
Second Quarter	$0.08	$0.03
First Quarter	$0.03	$0.01
Fiscal Year 2016:
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.02
Second Quarter	$0.16	$0.02
First Quarter	$0.24	$0.08

* Through March 28, 2018.

Holders

As of March 28, 2018, there were 108 holders of record of our common stock. We believe we have significantly more beneficial holders.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions. The Company’s actual results and the actual course of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part I, Item 1A, “ Risk Factors ” which are incorporated herein by reference.

2017 Performance Highlights

Propel Media produced Adjusted EBITDA (a non-GAAP measure) of $34,480,000 for the year ended December 31, 2017, an increase of $12,548,000, or 57% as compared to $21,932.000, for the year ended December 31, 2016.

2017 year-over-year performance improvements were principally the continued result of our success in shifting our user base mix. During 2017, we were aggressive in developing our owned and operated user base, which we have grown through our own media buying activities. Advertising served to this increasingly more diversified owned and operated user base has been yielding higher margins due to its higher user base quality attributes, including higher click-throughs and user base profiles aligning with advertiser requirements. The growth in the owned and operated user base helped us replace revenues earned on advertising served to users through third party application partners, which further declined during 2017. During the years ended December 31, 2017 and 2016, our revenues were substantially sourced from advertising served to our owned and operated user base.

Our revenue for the year ended December 31, 2017 was $88,667,000, an increase of $27,441,000, or 45%, as compared to $61,226,000 for the year ended December 31, 2016. Our 2017 revenue increase was principally on account of the diversification and growth of our user base and decreased reliance on the third party application partners’ audience as a means of revenue. We also realized a 56% increase in our video syndication revenue during 2017.

During the year ended December 31, 2017, the Company met all of its debt obligations and covenant ratios. Based upon our current projections, we believe that we will meet these requirements over the next twelve months.

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

Propel primarily serves its advertising to users who are part of our owned and operated member-based network or the member-based networks of our third party application partners. Propel provides its user base with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them.

Through the technology of DeepIntent, which the Company acquired in June 2017, Propel’s offerings to its advertising customers will increasingly be able to leverage DeepIntent’s integrated data and programmatic buying platform. This platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, the DeepIntent platform gives the Company the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

	For the Year Ended December 31,
	2017	2016

Revenues	$88,667,000	$61,226,000
Cost of revenues	32,800,000	21,710,000
Gross profit	55,867,000	39,516,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,986,000	14,123,000
Technology, development and maintenance	4,021,000	3,488,000
Sales and marketing	143,000	118,000
General and administrative	4,103,000	1,641,000
Professional services	1,042,000	1,154,000
Depreciation and amortization	1,660,000	2,142,000
Impairment of software and video library	20,000	183,000

Operating expenses	25,975,000	22,849,000

Operating income	29,892,000	16,667,000

Other income (expense):
Interest expense, net	(12,216,000)	(12,311,000)
Gain from extinguishment of debt	-	106,000
Other income	106,000	16,000
Total other expense	(12,110,000)	(12,189,000)

Income before income tax expense	17,782,000	4,478,000
Income tax expense	(18,145,000)	(3,897,000)
Net (loss) income	$(363,000)	$581,000

Adjusted EBITDA (a non-GAAP measure)

Net (loss) income	$(363,000)	$581,000
Depreciation and amortization	1,660,000	2,142,000
Impairment charges	20,000	183,000
Interest expense, net	12,216,000	12,311,000
Stock-based compensation expense	960,000	1,640,000
Taxes	18,151,000	3,906,000
Bank fees	108,000	24,000
Amortization of DeepIntent deferred purchase price	551,000	-
Merger and other expenses	267,000	224,000
Non-recurring Board of Directors fees	900,000	-
Severance	10,000	921,000
Adjusted EBITDA (a non-GAAP measure)	$34,480,000	$21,932,000

Revenue

Consolidated revenue for the year ended December 31, 2017 increased by $27,441,000, or 45%, to $88,667,000 as compared to $61,226,000 for the year ended December 31, 2016. The increase was principally on account of improvements in the size and quality of the user base to whom we serve advertisements. These improvements are principally attributable to the significant emphasis placed on media buying efforts and the resulting and related enhanced content offers that have drawn additional users to our properties that are deemed highly desirable to our advertisers, and secondly, upon more effectively serving targeted advertising to those users. We have realized higher advertiser demand for ads served to this user base, providing us with greater overall returns, or higher lifetime values, from the media spend required to acquire these users.

Cost of revenues

Cost of revenues for the year ended December 31, 2017 increased by $11,090,000, or 51%, to $32,800,000 as compared to $21,710,000 for the year ended December 31, 2016. Cost of revenues consists principally of the costs incurred to maintain and grow our user base. The incremental media buy costs in 2017 were attributable to costs to grow the size of the user base to whom we serve advertising as well as to increase the number of users deemed more desirable by our advertisers.

Gross profit

Gross Profit for the year ended December 31, 2017 increased by $16,351,000 or 41% to $55,867,000 as compared to $39,516,000 for the year ended December 31, 2016. Gross profit percentage was 63% for the year ended December 31, 2017, as compared to 65% for the year ended December 31, 2016. The increase in gross profit was attributable to the increase in revenues as discussed above, offset principally by the media buy spending to sustain and grow the user base. Our gross profit improvement was principally the result of increases in both the number of users, as well as from higher quality user metrics. Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities and other requirements to meet the high quality demand requirements of our advertising customers. We believe that through our media spending during 2017 we have improved the quality and size of the user base, and correspondingly, the expected yield to be earned on those users. Further, when media buying opportunities are strong, we may accelerate our media buying, which would put downward pressure on our gross margin percentage for that reporting period.

Operating income

Operating income for the year ended December 31, 2017 increased by $13,225,000 or 79% to $29,892,000 as compared to $16,667,000 for the year ended December 31, 2016. Operating income as a percentage of revenue increased to 34% for the year ended December 31, 2017 from 27% for the year ended December 31, 2016. The increase in operating income was principally on account of the increase in gross profit of $16,351,000, offset by an increase of $3,126,000 in operating expenses.

Salaries, Commissions, Benefits and Related Expenses

Salaries, commissions, benefits and related expenses for the year ended December 31, 2017 increased by $863,000, or 6% to $14,986,000 as compared to $14,123,000 for the year ended December 31, 2016. The increase for the year ended December 31, 2017 was due to an increase of approximately $1,806,000 in performance based compensation and in accredited contingent deferred compensation in connection with the purchase of DeepIntent of $551,000, offset by reductions in severance of $911,000 and stock-based compensation of $586,000.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the year ended December 31, 2017 increased by $533,000 or 15%, to $4,021,000 as compared to $3,488,000 for the year ended December 31, 2016. The increase was principally due to an increase in the resources committed to supporting our technology platform, as well as further development of the technologies acquired in connection with the acquisition of DeepIntent.

Other Costs and Operating Expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the year ended December 31, 2017 increased by $2,375,000 or 82%, to $5,288,000 as compared to $2,913,000 for the year ended December 31, 2016. The increase was principally the effect of an increase of $1,619,000 in bad debt expense, and $900,000 of non-recurring board of director fees.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2017 decreased by $482,000 or 23%, to $1,660,000 as compared to $2,142,000 for the year ended December 31, 2016. The decrease was principally as a result of certain capitalized software items becoming fully amortized during 2016.

Impairment of software and intangible assets

Impairment charges for the year ended December 31, 2017 decreased by $163,000 or 89% to $20,000 as compared to $183,000 for the year ended December 31, 2016. The decrease was a result of an $183,000 impairment during 2016 as a result of writing off the carrying amounts of Health Guru Media’s software and video library. During 2017, the Company recorded an impairment in the amount of $20,000 for a capitalized software component that we ceased using during 2017.

Other income (expense)

Interest expense, net, decreased by $95,000 to $12,216,000 for the year ended December 31, 2017 compared to $12,311,000 for the year ended December 31, 2016. Included in interest expense for the year ended December 31, 2017 is a fee of approximately $752,000, paid to the Term Loan lender in connection with the amendment to the Term Loan to facilitate the Company’s purchase of DeepIntent. Interest expense for the year ended December 31, 2017 also includes approximately $4,601,000 of non-cash interest expense consisting of accretion of the Term Loan back end premium, amortization of debt discount, amortization of debt issuance costs and amortization of the original discount on the amount due to the Transferors. The decrease was principally due to the decrease in the balances of the Term Loan and Revolving Loan, offset by the effect of the fee paid to the Term Loan lender.

On June 30, 2016, our former Chief Executive Officer forgave a promissory note due from the Company to him on January 1, 2023. As a result, we recognized a gain of $106,000 from the extinguishment of debt.

On December 22, 2017, we recognized a gain of $106,000 upon the sale of an unused domain.

Net (loss) income

Net loss for the year ended December 31, 2017 was $363,000, as compared to net income of $581,000 for the year ended December 31, 2016. Income before income tax expense was $17,782,000 and $4,478,000 for the years ended December 31, 2017 and 2016, respectively. Income tax expense was $18,145,000 and $3,897,000 for the years ended December 31, 2017 and 2016, respectively. The income tax expense for the year ended December 31, 2017 includes a non-cash charge of $10,671,000 to adjust the net deferred tax asset accounts for the effect of the Tax Reduction and Jobs Act, which was made law in December 2017, with its tax rates being made effective beginning January 1, 2018. The 2016 income tax expense includes a non-cash charge of $1,956,000, principally to reflect adjustments to the deferred asset accounts for updated estimated state apportionment factors for future state income taxes.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our Lenders, and is a key measurement monitored by management, and is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, including fees paid during the year ended December 31, 2017 to certain members of our board, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 30 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the year ended December 31, 2017 increased by $12,548,000, or 57%, to $34,480,000 as compared to $21,932,000 for the year ended December 31, 2016. This increase is principally on account of our increase in operating income of $13,225,000.

Liquidity and Capital Resources

As of December 31, 2017, our cash on hand was $5,081,000 and we had a working capital deficit of $1,249,000, as compared to cash on hand of $2,823,000 and a working capital deficit of $3,714,000 at December 31, 2016. Our increase in cash of $2,258,000 was driven principally by our increase in profitability. The $2,465,000 improvement in the working capital deficit was principally attributable to an increases in our levels of cash and accounts receivable.

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

As of December 31, 2017, we had indebtedness and other commitments that principally consisted of $58,382,000 for our Term Loan (bearing effective interest rate of 10.2% per annum) and $0 for our Revolving Loan (bearing effective interest rate of 7.2% per annum for loans based upon Libor and 10.00% effective annual reference rate loans). In addition, we have deferred payment obligations to the former members of Propel Media of $10,000,000 (which can be satisfied with cash or stock) and $6,000,000 (which can be satisfied only with cash). We have a $12,500,000 obligation due to the Lenders pursuant to the Financing Agreement. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the former members of Propel Media are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement. We are actively pursuing the refinancing of our Term Loan.

As of December 31, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $7,226,000 and $0, respectively, leaving $7,226,000 available to be drawn under the arrangement.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 2.40:1.00 as of December 31, 2017. Our total leverage ratio as of such date was 1.69:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain decreases in the next quarter to 2.30:1.00 for March 31, 2018 and remains at 2:30:1.00 for each quarter thereafter. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

We are currently in compliance, and, as of December 31, 2017, we were in compliance, with all covenants under the Financing Agreement and other loan documents. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” for information relating to the risks surrounding our continued compliance with such covenants.

Management has evaluated relevant conditions and events with respect to its liquidity requirements for the twelve month period after the Company’s December 31, 2017 financial statements are filed. The Company’s Term Loan, Revolving Loan, and a deferred payment due to the Term Loan lender become due in January 2019. The Company will not have sufficient liquidity to satisfy these repayment obligations when they become due without refinancing the Term Loan and/or raising equity capital. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has established a plan, which has been approved by its Board of Directors, to refinance the Term Loan and Revolving Loan.

Management believes that its plan, when implemented, will result in the refinancing deemed necessary by the Company to mitigate the relevant conditions that raised substantial doubt about the Company’s ability to continue as a going concern one year after the date the financial statements are issued. Accordingly, the Company has determined that as of December 31, 2017, there was not a finding of substantial doubt regarding the Company’s ability to continue as a going concern.

Net cash provided by operating activities

Net cash provided by operating activities increased by $7,730,000 to $18,835,000 for the year ended December 31, 2017, as compared to $11,105,000 for the year ended December 31, 2016. The increase in the net cash provided by operating activities for the year ended December 31, 2017 was primarily the result of cash flows from improved operating income, as adjusted for the increase in accounts receivables. Net cash provided by operating activities for the year ended December 31, 2016 was mainly composed of non-cash items of $11,227,000.

Net cash used in investing activities

Net cash used in investing activities increased by $6,279,000 to $7,428,000 for the year ended December 31, 2017, compared to $1,149,000 used in investing activities for the year ended December 31, 2016. The net cash used in investing activities for the year ended December 31, 2017 is principally attributable to the purchases of property and equipment of $3,262,000, primarily for a new data center and for internally developed software, as well $4,166,000 for the acquisition of DeepIntent. The net cash used for the new data center and for investing activities for the year ended December 31, 2016 was mainly composed of purchases of property and equipment of $1,244,000.

Net cash used in financing activities

Net cash used in financing activities increased by $387,000 to $9,149,000 for the year ended December 31, 2017, as compared to $8,762,000 for the year ended December 31, 2016. During the year ended December 31, 2017, cash flows used in financing activities consisted of $9,149,000 in principal reductions of the Term Loan consisting of $7,000,000 representing scheduled quarterly principal payments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement. During the year ended December 31, 2016, cash flows used in financing activities consisted of $7,000,000 principal reduction of the Term Loan and net repayments of $1,762,000 under the revolving loan.

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

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

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

At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Based upon management’s assessment of capitalized software, the Company recorded impairment charges of $20,000 for the year ended December 31, 2017 to write off the book value of certain internally developed capitalized software.

Critical Account Policies and Estimates, continued

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $219,000 and $243,000 for the years ended December 31, 2017 and 2016, respectively, and is included in interest expense on the accompanying consolidated income statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2017, these controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial and principal accounting officer, we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive 2018 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Item 10.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Report of Independent Registered Public Accounting Firm

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statements Schedules:

(3)	Exhibits:

Exhibit No.	Description

2.1	Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC) and the members of Future Ads LLC (incorporated by reference from Annex B-1 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.2	First Amendment to Unit Exchange Agreement, dated as of December 23, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.), Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference from Annex B-2 to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

2.3	Second Amendment to Unit Exchange Agreement, dated as of April 29, 2015, by and among Kitara Media Corp., Propel Media, Inc., Future Ads LLC (now known as Propel Media LLC), Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2015).

2.4	Third Amendment to Unit Exchange Agreement, dated as of January 26, 2016, by and among Kitara Media Corp., Propel Media, Inc., Propel Media LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre, U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on January 28, 2016).

2.5	Agreement and Plan of Reorganization, dated as of October 10, 2014, by and among Kitara Media Corp., Kitara Holdco Corp. (now known as Propel Media, Inc.) and Kitara Merger Sub, Inc. (incorporated by reference from Annex A to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.1	Certificate of Incorporation (incorporated by reference from Annex H to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

3.3	Bylaws (incorporated by reference from Annex I to Registrant’s prospectus filed under Rule 424(b)(3) on January 23, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.1	Services Agreement, dated as of December 1, 2008 and amended as of December 5, 2014, between Future Ads LLC and Bravo Studio d.o.o. (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-4/A filed on December 8, 2014).

10.2	Lease Agreement, dated as of December 10, 2008 and amended March 30, 2011, between Future Ads LLC and Sri Nine Main Plaza LLC (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-4/A filed on December 8, 2014).

10.3	Registration Rights Agreement, dated as of July 1, 2013, by and among Ascend Acquisition Corp., Selling Source, LLC and Robert Regular (incorporated by reference to Exhibit 10.1 to Kitara’s Current Report on Form 8-K filed with the SEC on July 5, 2013).

10.4*	Kitara Media Corp. 2013 Long-Term Incentive Equity Plan (incorporated by reference to Exhibit 10.5 to Kitara’s Current Report on Form 8-K filed with the SEC on December 4, 2013).

Exhibit No.	Description

10.5*	Amended and Restated Stock Option Agreement, dated as of October 10, 2014, between Kitara Media Corp. and Joshua Silberstein (incorporated by reference to Exhibit 10.12 to Registrant’s Form S-4 filed on November 5, 2014).

10.6*	Propel Media, Inc. 2014 Long-Term Incentive Equity Plan (incorporated by reference from Annex C to Registrant’s Form S-4/A filed on January 22, 2015).

10.7*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on 4/15/15).

10.8	Financing Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Kitara Holdco Corp. (now known as Propel Media, Inc.) listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Highbridge Principal Strategies, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.9

Pledge and Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.10	Trademark Security Agreement, dated as of January 28, 2015, by each of the Grantors referred to therein, in favor of Highbridge Principal Strategies, LLC, in its capacity as collateral agent for the Secured Parties referred to therein (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.11	Registration Rights Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and the stockholders of the Company listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.12	Stockholders Agreement, dated as of January 28, 2015, by and among Kitara Holdco Corp. (now known as Propel Media, Inc.) and each of the Persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on February 3, 2015).

10.13*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Propel’s Current Report on Form 8-K filed with the SEC on February 6, 2015).

10.14*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and Marv Tseu (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.15*	Employment Agreement dated March 6, 2015 between Propel Media, Inc. and David Shapiro (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

10.16*	Severance Payment Agreement, dated March 25, 2015, between Propel Media, LLC and Daniela Nabors (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K filed on March 30, 2017).

10.17	Amendment No. 1 to Financing Agreement, dated December 23, 2016, by and among Propel Media, Inc. and each subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each subsidiary of Propel Media, Inc. listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, HPS Investment Partners, LLC, as Collateral Agent, and PNC Bank, National Association, as a Lender and Administrative Agent (incorporated by reference in Registrant’s Current Report on Form 8-K filed on December 27, 2016).

Exhibit No.	Description

10.18*	Amendment No. 1 to Employment Agreement, dated April 22, 2016, between Propel Media, Inc. and Marv Tseu (incorporated by reference in Registrant’s Current Report on Form 8-K filed on April 25, 2016).

10.19*	Amendment No. 1 to Employment Agreement, dated April 22, 2016, between Propel Media, Inc. and David Shapiro (incorporated by reference in Registrant’s Current Report on Form 8-K filed on April 25, 2016).

10.20*	Amendment No. 2 to Employment Agreement, dated May 1, 2016, between Propel Media, Inc. and David Shapiro (incorporated by reference in Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K filed on April 15, 2015).

21.1	Subsidiaries of Propel Media, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29rd day of March 2018.

PROPEL MEDIA, INC.

By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marv Tseu	Chief Executive Officer and Director	March 29, 2018
Marv Tseu	(Principal Executive Officer)

/s/ Howard Yeaton	Interim Chief Financial Officer	March 29, 2018
Howard Yeaton	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Shapiro	Chief Operating Officer, Secretary and Director	March 29, 2018
David Shapiro

/s/ Jonathan J. Ledecky	Director	March 29, 2018
Jonathan J. Ledecky

/s/ Sam Humphreys	Director	March 29, 2018
Sam Humphreys

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Propel Media, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propel Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of income, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of Our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Melville, NY

March 29, 2018

Propel Media, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2017	2016
Assets
Current assets
Cash	$5,081,000	$2,823,000
Accounts receivable, net	9,502,000	6,595,000
Prepaid expenses and other current assets	1,157,000	564,000
Total current assets	15,740,000	9,982,000

Property and equipment, net	3,315,000	1,594,000
Intangible assets	1,201,000	20,000
Goodwill	6,028,000	2,869,000
Deferred tax assets, net	18,932,000	31,691,000
Other assets	137,000	89,000
Total assets	$45,353,000	$46,245,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,419,000	$1,861,000
Accrued expenses	4,252,000	3,914,000
Advertiser deposits	2,137,000	1,832,000
Current portion of long-term debt	6,181,000	6,089,000
Total current liabilities	16,989,000	13,696,000

Long-term debt, less current portion, net	60,725,000	65,999,000
Obligations to transferors, net	15,203,000	14,569,000
Other non-current liabilities	-	142,000
Total liabilities	92,917,000	94,406,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at December 31, 2017 and 2016	25,000	25,000
Additional paid-in capital	3,717,000	2,757,000
Accumulated deficit	(51,306,000)	(50,943,000)
Total stockholders’ deficit	(47,564,000)	(48,161,000)
Total liabilities and stockholders' deficit	$45,353,000	$46,245,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016

Revenues	$88,667,000	$61,226,000
Cost of revenues	32,800,000	21,710,000
Gross profit	55,867,000	39,516,000

Operating expenses:
Salaries, commissions, benefits and related expenses	14,986,000	14,123,000
Technology, development and maintenance	4,021,000	3,488,000
Sales and marketing	143,000	118,000
General and administrative	4,103,000	1,641,000
Professional services	1,042,000	1,154,000
Depreciation and amortization	1,660,000	2,142,000
Impairment of software and intangible assets	20,000	183,000

Operating expenses	25,975,000	22,849,000

Operating income	29,892,000	16,667,000

Other income (expense):
Interest expense, net	(12,216,000)	(12,311,000)
Gain from extinguishment of debt	-	106,000
Other income	106,000	16,000
Total other expense	(12,110,000)	(12,189,000)

Income before income tax expense	17,782,000	4,478,000
Income tax expense	(18,145,000)	(3,897,000)
Net (loss) income	$(363,000)	$581,000

Net (loss) income per common share, basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	250,010,162	250,010,162

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2016	250,010,162	$25,000	$1,117,000	$(51,524,000)	$(50,382,000)
Stock based compensation - amortization of stock options	-	-	1,640,000	-	1,640,000
Net income	-	-	-	581,000	581,000

Balance, December 31, 2016	250,010,162	$25,000	$2,757,000	$(50,943,000)	$(48,161,000)
Stock based compensation - amortization of stock options	-	-	960,000	-	960,000
Net Loss	-	-	-	(363,000)	(363,000)

Balance, December 31, 2017	250,010,162	$25,000	$3,717,000	$(51,306,000)	$(47,564,000)

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(363,000)	$581,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,779,000	159,000
Stock-based compensation	960,000	1,640,000
Depreciation and amortization	1,660,000	2,142,000
Gain on sale of Health Guru	(47,000)	(51,000)
Gain from extinguishment of debt	-	(106,000)
Accretion of debt premium	3,056,000	3,227,000
Amortization of debt discount	692,000	762,000
Amortization of debt issuance costs	219,000	243,000
Amortization of discount due to Transferors	634,000	645,000
Impairment of intangible assets and software	20,000	183,000
Deferred income taxes	12,337,000	2,383,000
Changes in assets and liabilities:
Accounts receivable	(4,314,000)	830,000
Prepaid expenses and other current assets	(593,000)	51,000
Other assets	(44,000)	(33,000)
Accounts payable	2,451,000	(2,382,000)
Accrued expenses	226,000	1,429,000
Advertiser deposits	305,000	(315,000)
Other non-current liabilities	(143,000)	(283,000)
Net cash provided by operating activities	18,835,000	11,105,000

Cash Flows From Investing Activities
Restricted cash	-	95,000
Purchase of property and equipment	(3,262,000)	(1,244,000)
Acquisition of DeepIntent	(4,166,000)	-
Net cash used in investing activities	(7,428,000)	(1,149,000)

Cash Flows From Financing Activities
Repayment of long-term debt	(9,149,000)	(7,000,000)
Repayment under line of credit	(82,155,000)	(71,212,000)
Borrowing under line of credit	82,155,000	69,450,000
Net cash used in financing activities	(9,149,000)	(8,762,000)

Net increase in cash	2,258,000	1,194,000
Cash
Beginning of period	2,823,000	1,629,000
End of period	$5,081,000	$2,823,000

The accompanying notes are an integral part of these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,610,000	$7,420,000

Income taxes	$7,365,000	$318,000

Supplemental non-cash investing and financing activity - acquisition of DeepIntent:

Non-cash consideration consisted of:

Fair value of earnout obligation	$62,000	$-

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

Propel primarily serves its advertising to users who are part of its owned and operated member-based network or the member-based networks of its third party application partners. Propel provides its user base with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them.

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

Acquisition of DeepIntent

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 which was paid on December 21, 2017 and, $500,000 payable upon the one year anniversary of the DeepIntent Closing Date (collectively, the “Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ending December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”) (See Note 3).

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Liquidity and Capital Resources

As of December 31, 2017, the Company’s cash on hand was $5,081,000 and the Company had a working capital deficit of $1,249,000. The Company recorded a net loss of $363,000 for the year ended December 31, 2017. The net loss for the year ended December 31, 2017 reflected an income before income tax of $17,782,000 and an income tax expense of $18,145,000. Income tax expense for the year ended December 31, 2017 reflected an additional charge of $10,748,000 to adjust net deferred income tax assets for the effect of the Tax Cuts and Job Act, passed into law on December 22, 2017. The Company has historically met its liquidity requirements through operations.

As of December 31, 2017, the borrowing base and outstanding balance under the Revolving Loan were approximately $7,226,000 and $0, respectively, leaving $7,226,000 available to be drawn under the arrangement.

Cash flows used in financing activities for the year ended December 31, 2017 consisted of $9,149,000 in principal repayments on the Company’s Term Loan, consisting of $7,000,000 representing scheduled quarterly principal payments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the Financing Agreement (See Note 8).

Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of December 31, 2017.

Management has evaluated relevant conditions and events with respect to its liquidity requirements for the twelve month period after the Company’s December 31, 2017 financial statements are filed. The Company’s Term Loan, Revolving Loan, and a deferred payment due to the Term Loan lender become due in January 2019. The Company will not have sufficient liquidity to satisfy these repayment obligations when they become due without refinancing the Term Loan and/or raising equity capital. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has established a plan, which has been approved by its Board of Directors, to refinance the Term Loan and Revolving Loan.

Management believes that its plan supports management’s findings that it is probable that such plans, when implemented, will result in the refinancing deemed necessary by the Company to mitigate the relevant conditions that raised substantial doubt about the entity’s ability to continue as a going concern one year after the date the financial statements are issued. Accordingly, the Company has determined that as of December 31, 2017, there was not a finding of substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations borrowings available under the Company’s Revolving Loan and the proceeds for the refinance term loan arrangement will be sufficient to fund the Company’s net cash requirements through March 2019.

Note 3 - Business Acquisition

On June 21, 2017, Propel purchased 100% of the equity interests of DeepIntent. The purchase price, which is subject to a working capital adjustment, consisted of $4,000,000 paid at closing, the Deferred Payments and the Earnouts. Propel entered into employment agreements for the period from the DeepIntent Closing Date through December 31, 2020 and restrictive covenant agreements through June 20, 2021 with DeepIntent’s founders and former principal shareholders. Propel’s obligation to remit the Deferred Payments is contingent upon the continued employment of both of DeepIntent’s founders through the date that any such Deferred Payment is required to be made.

The Company accounted for the acquisition of DeepIntent as a business combination. The contingent Deferred Payments shall be accounted for as compensation for financial reporting purposes and are accreted ratably over the deferred period. During the year ended December 31, 2017, accretion of this Deferred Payment was $551,000, and is reflected within salaries, commissions, benefits and related expenses within the consolidated statements of operations. As of December 31, 2017, $51,000 of accrued Deferred Payment obligation was included in accrued expenses in the consolidated balance sheets.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Business Acquisition, continued

The aggregate purchase price was $4,228,000, consisting of a $4,000,000 purchase price, an estimated working capital adjustment of $166,000 and the fair value of the Earnout of $62,000. The Company prepared forecasts of expected results for DeepIntent under expected, less than expected and greater than expected scenarios for the Earnout years of 2018, 2019 and 2020. These scenarios were analyzed and then weighted in order to determine the fair value of the Earnouts. On October 23, 2017, the Company paid $69,000 to the sellers representing an installment toward the working capital adjustment. On December 21, 2017, the Company paid $513,000 to the sellers, which consisted of a $13,000 additional installment towards the working capital adjustment and $500,000 in Deferred Payments.

The assets and liabilities of DeepIntent have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of DeepIntent, the Company acquired an identifiable intangible asset representing developed technology. This intangible asset was assigned a fair value of $1,320,000, has a definite life and will be amortized over a period of five years. The goodwill acquired of $3,159,000 will not be deductible for income tax purposes.

The following details the preliminary allocation of the purchase price for the acquisition of DeepIntent:

Fair Value
Accounts receivable	$371,000
Security deposit	4,000
Intangible asset – developed technology	1,320,000
Goodwill	3,159,000
Accounts payable	(107,000)
Accrued expenses	(98,000)
Deferred tax liability, net	(421,000)

Net fair values assigned to assets acquired and liabilities assumed	$4,228,000

The following presents a summary of the purchase price consideration for the purchase of DeepIntent:

Cash	$4,166,000
Fair value of earnout	62,000
Total Purchase Price Consideration	$4,228,000

The results of operations for DeepIntent for the period June 21, 2017 through December 31, 2017 are reflected in the Company’s results for the year ended December 31, 2017 in the accompanying consolidated statements of operations. Included within the Company’s results for the year ended December 31, 2017, DeepIntent generated revenues of $831,000 and incurred an operating loss of $1,860,000.

The Company cited the following reasons for the acquisition of DeepIntent: DeepIntent provides a technology platform and experience in data science and algorithms that enables Propel to provide innovative additional advertising solutions to its suite of solutions, and offer these solutions to its existing customers and to new advertisers, as well as to leading brand advertisers and their advertising agencies. The DeepIntent acquisition also provides the Company with the tools to supplement its current offerings with programmatic inventory, as well as provides diversification and leverage to the business that is expected to be accretive to long-term enterprise value.

On February 21, 2018, DeepIntent formed a wholly owned subsidiary, DeepIntent India Private Ltd., from which DeepIntent will conduct a material portion of the software development for its advertising platform and data analysis.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Acquisition of DeepIntent, continued

UnauditedPro Forma Information

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

	For the Year Ended December 31,
	2017	2016
Pro forma revenues	$89,135,000	$61,999,000
Pro forma net (loss) income	$(929,000)	$558,000
Pro forma net (loss) income per share	$(0.00)	$0.00

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

Use of Estimates

The Company’s consolidated financial statements are prepared in conformity with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company’s most significant estimates relate to the accounts receivable allowance, the forfeiture of customer deposits, the valuation allowance on deferred tax assets, valuation of goodwill and intangibles, recognition of revenue, and the valuation of stock-based compensation.

Cash

The Company’s credit facility includes the Revolving Loan. The Company classifies a negative balance outstanding under the Revolving Loan as cash, as this amount is legally owed to the Company and is immediately available to be drawn upon by the Company.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

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

The allowance for doubtful accounts as of December 31, 2017 and 2016 was $256,000 and $266,000, respectively.

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

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. On June 21, 2017, the Company recorded an intangible asset with a useful life of 5 years representing intellectual property acquired in connection with the DeepIntent acquisition. This intangible asset was recorded at its fair value on the DeepIntent Closing Date.

Intangible assets as of December 31, 2017 and December 31, 2016 were $1,201,000 and $20,000, respectively. Intangible assets at December 31, 2017 consisted of the DeepIntent intellectual property of $1,320,000 net of accumulated amortization of $139,000 and the Propel Media trade name at a cost of $20,000.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded impairment charges of $20,000 and $54,000 for the year ended December 31, 2017 and 2016, respectively, to write off the book value of certain internally developed capitalized software. These impairment charges were included in the impairment of software and intangible assets within the consolidated statements of operations.

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

On June 21, 2017, in connection with the purchase of DeepIntent, the Company separately valued the intellectual property and other assets and liabilities acquired, and then determined Goodwill as the residual of the purchase price less identified assets.

As of December 31, 2017 and 2016, the Company evaluated goodwill for potential impairment. Pursuant to the accounting guidance, the Company elected to initially assess certain qualitative factors in order to determine whether a quantitative analysis was required. Since the carrying amount of the Company’s reporting unit was negative, in evaluating the qualitative factors, the Company was required to determine whether there were any adverse qualitative factors pointing to a conclusion that an impairment of goodwill exists. If so, then the Company would need to conduct the second step of the impairment test in order to measure the amount of impairment, if any. In its evaluation, the Company evaluated macroeconomic, industry and market conditions, trends in financial performance, Company specific events which might adversely impact the fair value of the reporting unit, as well as whether there were any significant differences between the carrying amounts and the estimated fair values of the reporting unit's assets and liabilities, and/or the existence of significant unrecognized intangibles. Based upon this qualitative evaluation, the Company determined that as of December 31, 2017, in the aggregate, such factors did not point to a conclusion that an impairment of goodwill would exist. Based upon this evaluation, the Company concluded that there was no goodwill impairment as of December 31, 2017 or 2016.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

Debt Issuance Costs

Debt issuance costs (principally legal and other fees) are charged as debt discounts and are amortized over the term of the related loan using the effective interest method. Amortization of debt issuance costs amounted to $219,000 and $243,000 for the years ended December 31, 2017 and 2016, respectively, and is included in interest expense within the accompanying consolidated statements of operations.

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

Effective January 1, 2018, the Company will adopt ASC Topic 606, “Revenue from Contracts with Customers,” and in connection therewith, adopt the modified retrospective method. The Company expects that the implementation of ASC Top 606 will not result in any change in the manner in which the Company recognizes revenue.

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

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

Technology, Development and Maintenance

Technology, development and maintenance costs are expensed as incurred and are included in operating expenses. The Company incurred technology, development, and maintenance costs of $4,021,000 and $3,488,000 for the years ended December 31, 2017 and 2016, respectively.

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the years ended December 31, 2017 and 2016:

For the year Ended December 31,
	2017	2016
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	None over 10%	None over 10%

Accounts receivable	11% of accounts receivable from one customer	None over 10%

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	18%, 16%, and 14% of cost of revenues, or 48% of cost of revenues in the aggregate	18%, 17%, and 16% of cost of revenue, or 51% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	27% and 10% of accounts payable, or 37% of accounts payable in the aggregate	None over 10%

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of December 31, 2017 and 2016, the Company held cash balances in excess of federally insured limits.

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

Note 4 - Summary of Significant Accounting Policies, continued

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

A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the year ended December 31, 2017, the Company excluded potential common shares resulting from the exercise of stock options (20,490,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the year ended December 31, 2016, the Company excluded potential common shares resulting from the exercise of stock options (23,351,875 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

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

The Company accounts for stock options granted to consultants pursuant to the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Stock-based compensation cost is measured at the grant date and at the end of each reporting period for unvested awards, based on the fair value of the award, and is recognized as expense over the consultant’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options granted to consultants are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustments at December 31, 2017 and 2016, the Company utilized the closing price of the Company’s common stock, as published on the OTC Pink Market, operated by OTC Markets Group (“OTC Pink Market”), as an input to the Black Scholes option-pricing model for the fair value of its common stock.

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2017 through the date these consolidated financial statements were issued. Other than as disclosed in Note 2, management has concluded that there were no subsequent events that required disclosure in these consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718). This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the consolidated statements of operations. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning or after December 15, 2016. The Company has adopted ASU 2015-16 effective January 1, 2017 and such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. In addition, the new guidance will require enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company anticipates that its current methods of recognizing revenues will not be significantly impacted by the new guidance.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019, with early application permitted after January 1, 2017. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 5 - Reverse Merger and Obligations to Transferors

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

Pursuant to the Exchange Agreement, the Company incurred a deferred payment obligation of (i) $10,000,000 to the Transferors (“Deferred Obligation”), which is payable in cash and/or stock not later than, June 30, 2019 and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019, (the “Deferred Payment”). The Company can pay the Deferred Obligation from an equity financing or from available working capital. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date on which such shares are issued to the Transferors (and if a closing price or bid price, as applicable, is not reported on such day, then the stock shall be valued at the last closing price or bid price, as applicable, reported).

The following represents the outstanding obligations to the Transferors under the Exchange Agreement:

	As of December 31,
	2017	2016
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000	$10,000,000
Amount due January 28, 2019	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(797,000)	(1,431,000)
Total, net	$15,203,000	$14,569,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

During the years ended December 31, 2017 and 2016, the Company recorded discount amortization of $634,000 and $645,000, respectively. The unamortized discount was $797,000 as of December 31, 2017 and $1,431,000 as of December 31, 2016.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Property and Equipment, Net

Property and equipment, net, consists of the following:

	As of December 31,
	2017	2016
Leasehold improvements	$751,000	$751,000
Furniture and equipment	2,266,000	2,213,000
Computer software	7,539,000	7,250,000
Equipment and construction in progress	1,768,000	-
	12,324,000	10,214,000
Less: Accumulated depreciation	(9,009,000)	(8,620,000)
	$3,315,000	$1,594,000

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,521,000 and $2,102,000, respectively.

Note 7 - Intangibles, Net

Intangible assets consisted of the value received in connection with the acquisition of DeepIntent, which included DeepIntent’s intellectual property and software as well as the Propel media trade name.

Intangible assets are comprised of the following:

	As of December 31
	2017	2016
Propel Media trade name (indefinite life)	$20,000	$20,000
DeepIntent software & technology (60 months)	1,320,000	-
Total Intangible Assets	1,340,000	20,000
Less: Accumulated amortization	(139,000)	-
Net	$1,201,000	$20,000

Amortization expense for the years December 31, 2017 and 2016 was $139,000 and $40,000 respectively.

Note 8 - Financing Agreement

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

Note 8 - Financing Agreement, continued

The Company is accreting the Deferred Fee of $12,500,000 as a finance charge over the full term of the Term Loan.

The Company recorded amortization of the closing fee as interest expense of $692,000 and $762,000, for the years ended December 31, 2017 and 2016, respectively. The balance of the closing fee original issue discount was $668,000 and $1,360,000 as of December 31, 2017 and 2016, respectively, and is reflected within the Term Loan obligations on the consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $3,056,000 and $3,227,000 for the years ended December 31, 2017 and 2016, respectively. The balance of the accreted Deferred Fee as of December 31, 2017 and 2016 was $9,401,000 and $6,344,000, respectively, and is reflected within the Term Loan obligations on the consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $219,000 and $243,000 for the years ended December 31, 2017 and 2016, respectively. The balance of the unamortized debt issuance costs of $209,000 and $428,000, respectively, is reflected within the Term Loan obligations on the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

On June 21, 2017, the Borrowers entered into an amendment to the Financing Agreement (“Amendment No. 2”), the purpose of which was to allow for the Company’s consummation of the DeepIntent Acquisition Agreement. The Company paid an amendment fee (“Amendment Fee”) of approximately $752,000 on October 2, 2017, in connection with this Amendment No. 2. The Amendment Fee was accrued on June 21, 2017 and was subsequently paid on October 2, 2017. The amendment fee has been reflected as interest expense, net, within the consolidated statement of operations.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of December 31, 2017, the Company was in compliance with the covenants and the leverage ratio requirement under the Finance Agreement.

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

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the year ended December 31, 2017, interest on the Term Loan bore an effective interest rate per annum of 10.2%.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Financing Agreement, continued

Term Loan, continued

The following represents the obligations outstanding under the Term Loan:

	As of December 31,
	2017	2016
Principal	$58,382,000	$67,531,000
Discounts	(877,000)	(1,787,000)
Accreted value of the Deferred Fee ($12,500,000)	9,401,000	6,344,000
Net	66,906,000	72,088,000
Less: Current portion	(6,181,000)	(6,089,000)
Long-term portion	$60,725,000	$65,999,000

The future minimum payments on the Company’s Term Loan are as follows:

For the years ended December 31,	Term Loan
2018	7,000,000
2019	51,382,000
Total, gross	58,382,000
Less: debt discount	(877,000)
Plus: accreted value through December 31, 2017 of the Deferred Fee ($12,500,000)	9,401,000
Total, net	66,906,000
Less: current portion	(6,181,000)
Long-term debt	$60,725,000

Revolving Loan

As of December 31, 2017 and 2016, there was no balance outstanding on the Revolving Loan. As of December 31, 2017, $7,226,000 was available for future borrowing under the Revolving Loan.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but LIBOR may not be less than 1%) (the total effective rate per annum for LIBOR borrowings was 7.2% during the year ended December 31, 2017), or (ii) the bank’s reference rate (the effective annual reference rate was approximately 10.00% during the year ended December 31, 2017). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

As of December 31, 2017, the Company was in compliance with all covenants under the Financing Agreement and other loan documents.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). The Technology Vendor is owned by an individual who is affiliated with a trust which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by the Technology Vendor during the years ended December 31, 2017 and 2016, totaled $4,042,000 and $3,283,000 respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying consolidated balance sheets and consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $7,500 and $7,000 as of December 31, 2017 and 2016, respectively, which are reported within accrued expenses in the consolidated balance sheets.

During the years ended December 31, 2017 and 2016, the Company has incurred a total of $181,000 and $194,000, respectively, to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of December 31, 2017 and December 31, 2016.

Note 10 - Commitments and Contingencies

Operating leases

On December 10, 2008, the Company entered into a non-cancelable lease agreement for its Irvine, California office expiring on August 31, 2014. On March 30, 2011, the Company amended the agreement to substitute the premises for a different Irvine location. This lease agreement is set to expire on September 30, 2018.

On November 21, 2017, the Company entered into a non-cancelable lease agreement for its new Irvine location, which commences on November 1, 2018 and expires December 31, 2026. The lease agreement for the new office facility provides for increases in future minimum annual rental payments. Based on the agreement, the Company will not be obligated to pay any rent during the nine month period commencing on the first day of the first month of the lease term. The agreement requires the Company to pay its portion of certain executory costs (real estate taxes, insurance, and repairs).

Rent expense totaled $464,000 and $430,000 during the years ended December 31, 2017 and 2016, respectively.

The following is an annual schedule of approximate future minimum rental payments required under the Company’s current and expiring lease agreement and its new lease agreement (the reduced amount in 2019 is due to the effect of the nine month deferral for the start of rent payments under the November 2017 lease. :

Years Ending December 31,	Amount
2018	$458,000
2019	265,000
2020	651,000
2021	670,000
Thereafter	3,665,000
$5,709,000

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies, continued

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2017, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Intercreditor Agreement generally. The Court has not yet ruled on the merits of that challenge, but discovery on this lawsuit has been completed and all the defendants intend to file motions for summary judgement within the next few months. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

The second matter is Intrepid Investments, LLC v. Selling Source, LLC et al., Index No. 654309/2013, which was filed in the Supreme Court of the State of New York, County of New York. This matter was originally limited to claims asserted by Intrepid against Selling Source regarding an earn-out calculation entered into between it and Selling Source, and confirmed by an arbitrator earlier in 2017. In August, 2014, Intrepid amended its complaint to include various breach of contractor claims against a variety of those defendants, including Kitara. The new defendants, including Kitara, answered the amended complaint on November 7, 2014, denying liability for all claims. On February 19, 2015, the Court entered an order granting Selling Source’s motion to affirm the arbitration results. On March 3, 2015, Selling Source filed a motion for partial summary judgment seeking dismissal of eleven of Intrepid’s remaining claims, and, in September 2015, the New York Supreme Court granted this motion for summary judgment. The claims asserted against Kitara were not among those addressed in Selling Source’s motion. For the claims remaining, the parties have exchanged pleadings and Selling Source has provided documents and written interrogatory responses to Intrepid.

Based on these facts, Propel believes Intrepid’s claims are without merit and intends to defend them vigorously. In any event, Selling Source has acknowledged an obligation to indemnify and defend Kitara Media from any liability to Intrepid arising out of the Note and Security Agreement. Selling Source owns 22.5 million shares of the common stock of Propel and our Chairman of the board of directors is also a director of Selling Source.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Defined Contributions Plans

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). Participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Plan.

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $257,000 and $222,000 during the years ended December 31, 2017 and 2016, respectively, which was recorded in salaries, commissions, benefits and related expenses on the consolidated statements of operations.

Note 12 - Income Taxes

Income tax expense is as follows:

	For the Year Ended December 31,
Current	2017	2016
Federal	$5,429,000	$1,374,000
State	378,000	140,000
Total current	5,807,000	1,514,000
Deferred
Federal	11,255,000	(585,000)
State	1,083,000	2,968,000
Total deferred	12,338,000	2,383,000
Total Income Tax Expense	$18,145,000	$3,897,000

The difference between the Company's effective income tax rate and the federal statutory corporate tax rate is as follows:

	For the Year Ended December 31,
	2017	2016
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.6%	2.1%
Permanent differences:
Return to provision Adjustments	-%	4.4%
Change in expected state rate for reversal of deferred tax benefit	3.8%	43.7%
Change in future federal tax rate	60.4%	-%
Other	2.2%	2.8%
Total	102.0%	87.0%

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Income Taxes, continued

Significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2017	2016
Deferred tax assets
Intangible – Propel Media step-up	$15,242,000	$26,354,000
Net operating loss carryforward	998,000	1,775,000
Accrued vacation	122,000	146,000
Amortization of intangibles	-	380,000
Non-qualified stock options	753,000	1,081,000
Bad debt	58,000	96,000
Debt amortization	2,134,000	2,300,000
Depreciation	15,000	(18,000)
Gross deferred tax assets	19,322,000	32,114,000

Deferred tax liabilities
Amortization of intangibles	(51,000)	-
Depreciation	(331,000)	(423,000)
Other	(8,000)	-
Gross deferred tax liabilities	(390,000)	(423,000)
Net deferred tax assets	$18,932,000	$31,691,000

The U. S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Among other things, the Tax Act reduces the US statutory corporate income tax rate to 21% effective January 1, 2018.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. Consequently, the Company has recorded a provisional decrease in its deferred tax assets and liabilities of $10,748,000 with a corresponding net adjustment to deferred income tax expense for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,752,000, which were acquired in connection with the acquisition of Kitara. Internal Revenue Code (“IRC”) Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a company. Pursuant to IRC Section 382, changes in control occur when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. In connection with the acquisition of Kitara, the Company prepared an analysis under IRC Section 382 and determined that (i) there was a more than 50% ownership change on January 28, 2015 and (ii) that of the $8,200,000 acquired net operating losses, only $6,535,000 would be eligible for carryover to future periods. The net operating losses are expected to expire in the years 2029 through 2034.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stock-Based Compensation

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

2012 and 2013 Long-Term Incentive Equity Plans

On May 14, 2012 and December 3, 2013, Kitara adopted the 2012 Long-Term Incentive Equity Plan (“2012 Plan”) and the 2013 Long-Term Incentive Equity Plan (“2013 Plan”), respectively. The 2012 Plan and 2013 Plan provide for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company.

Effective January 28, 2015, Propel assumed the 2012 Plan and 2013 Plan, and all outstanding stock options thereunder. Propel amended the plans so that no further awards may be issued under such plans after the closing of the Reverse Merger.

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,351,875	$0.49	$0.27	6.9	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Forfeited, expired or canceled	2,861,875	0.55	0.30	-
Outstanding at December 31, 2017	20,490,000	$0.49	$0.27	5.69	$-

Exercisable at December 31, 2017	15,516,880	$0.46	$0.25	5.18	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on December 31, 2017. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions. The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

Propel Media, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stock-Based Compensation, continued

Stock Option Award Activity, continued

Weighted Average Mark-to-Market Adjustments for the Year Ended December 31, 2017
Average Stock Price	$0.14
Average Exercise Price	$0.55
Average Dividend Yield	0%
Average Expected Volatility	61.3%
Average Risk-free interest rate	2.1%
Average Expected Life (in years)	7.94

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $960,000 and $1,640,000 for the years ended December 31, 2017 and 2016, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2017, the unamortized value of stock options was $1,153,000, including the effect of the mark-to-market adjustment for unvested awards granted to consultants. As of December 31, 2017, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 1.0 years.

Note 14 - Equity

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

Common Stock

The Company has one class of common stock outstanding with a total number of shares authorized of 500,000,000. As of December 31, 2017, the Company had outstanding 250,010,162 shares of common stock.

Note 15 - Executive Bonus Plan

Effective January 1, 2016, the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) became effective for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $1,894,000 and $871,000 for the years ended December 31, 2017 and 2016, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s consolidated statements of operations. At December 31, 2017 and 2016, the accrued executive bonuses were $511,000 and $268,000 respectively, and the amounts were included in accrued expenses within the consolidated balance sheets.

