Form 10-Q
period 2018-03-31
Propel Media, Inc.
filed 2018-05-15
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash	$8,764,000	$5,081,000
Accounts receivable, net	7,418,000	9,502,000
Prepaid expenses & other current assets	975,000	1,157,000
Total current assets	17,157,000	15,740,000

Property and equipment, net	3,658,000	3,315,000
Intangible assets	1,135,000	1,201,000
Goodwill	6,028,000	6,028,000
Deferred tax assets, net	18,807,000	18,932,000
Other assets	138,000	137,000
Total assets	$46,923,000	$45,353,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,494,000	$4,419,000
Accrued expenses	4,867,000	4,252,000
Advertiser deposits	1,444,000	2,137,000
Current portion of long-term debt	66,095,000	6,181,000
Current portion of obligations to transferors	5,522,000	-
Total current liabilities	80,422,000	16,989,000

Long-term debt, less current portion, net	-	60,725,000
Obligations to transferors, less current portion, net	9,846,000	15,203,000
Total liabilities	90,268,000	92,917,000

Stockholders' Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at March 31, 2018 and December 31, 2017	25,000	25,000
Additional paid-in capital	3,964,000	3,717,000
Accumulated deficit	(47,334,000)	(51,306,000)
Total stockholders’ deficit	(43,345,000)	(47,564,000)
Total liabilities and stockholders' deficit	$46,923,000	$45,353,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$20,920,000	$18,632,000
Cost of revenues	5,562,000	6,933,000
Gross profit	15,358,000	11,699,000

Operating expenses:
Salaries, commissions, benefits and related expenses	4,245,000	3,085,000
Technology, development and maintenance	1,577,000	817,000
Marketing and promotional	90,000	17,000
General and administrative	510,000	353,000
Professional services	421,000	276,000
Depreciation and amortization	462,000	397,000
Impairment of software and video library	-	20,000

Operating expenses	7,305,000	4,965,000

Operating income	8,053,000	6,734,000

Other expense:
Interest expense, net	(2,824,000)	(2,911,000)
Total other expense	(2,824,000)	(2,911,000)

Income before income tax expense	5,229,000	3,823,000
Income tax expense	(1,257,000)	(1,425,000)
Net income	$3,972,000	$2,398,000

Net income per common share, basic and diluted	$0.02	$0.01

Weighted average number of common shares outstanding, basic and diluted	250,010,162	250,010,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

(unaudited)

	Common stock		Additional Paid - In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2018	250,010,162	$25,000	$3,717,000	$(51,306,000)	$(47,564,000)

Stock based compensation - amortization of stock options	-	-	247,000	-	247,000

Net income	-	-	-	3,972,000	3,972,000

Balance, March 31, 2018	250,010,162	$25,000	$3,964,000	$(47,334,000)	$(43,345,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$3,972,000	$2,398,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	89,000	4,000
Stock-based compensation	247,000	229,000
Depreciation and amortization	462,000	397,000
Accretion of debt premium	727,000	769,000
Amortization of debt discount	160,000	177,000
Amortization of debt issuance costs	50,000	56,000
Interest accrued on amount due to Transferors	165,000	152,000
Impairment of intangible assets and software	-	20,000
Deferred income taxes	125,000	194,000
Changes in assets and liabilities:
Accounts receivable	1,995,000	(716,000)
Prepaid expenses and other current assets	182,000	125,000
Other assets	-	6,000
Accounts payable	(1,925,000)	1,212,000
Accrued expenses	616,000	235,000
Advertiser deposits	(693,000)	(405,000)
Other non-current liabilities	-	(47,000)
Net cash provided by operating activities	6,172,000	4,806,000

Cash Flows From Investing Activities
Purchase of property and equipment	(739,000)	(278,000)
Net cash used in investing activities	(739,000)	(278,000)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,750,000)	(1,750,000)
Repayment under line of credit	(18,427,000)	(15,726,000)
Borrowing under line of credit	18,427,000	15,726,000
Net cash used in financing activities	(1,750,000)	(1,750,000)

Net increase in cash	3,683,000	2,778,000

Cash
Beginning of period	5,081,000	2,823,000
End of period	$8,764,000	$5,601,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,600,000	$1,756,000

Income taxes	$108,000	$20,000

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

Propel’s offerings to its advertising customers will increasingly leverage DeepIntent’s integrated data and programmatic buying platform. This platform provides a data-driven approach to programmatic advertising that integrates into its data management platform traditional first-party data (such as client CRM data) and cookie-based third-party user data in order to build an enriched profile of a brand’s target audiences. Leveraging DeepIntent’s artificial intelligence tools, these profiles are supplemented with real-time consumer interest data using DeepIntent’s proprietary Natural Language Processing (NLP) algorithms. With a holistic view of each user’s interests and behaviors, DeepIntent’s demand side platform provides tools to accurately price the value of each user with respect to the goals of the advertiser while simultaneously providing brands with the confidence that their ads will appear in a “brand safe” environment. Additionally, this acquisition gives the Company the ability to offer its advertisers programmatic inventory across all screens, including desktop, mobile, tablet and connected TV.

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

Note 2 - Liquidity and Capital Resources

As of March 31, 2018, the Company’s cash on hand was $8,764,000 and the Company had a working capital deficit of $63,265,000. The working capital was in a deficit position as of March 31, 2018 because the full balance of the Term Loan of $66,095,000, which becomes due in January 2019, is being reflected as a current liability. Please see Note 6 – Financing Agreement, for descriptions and definitions of the Lenders, the Term Loan, the Revolving Loan and the Deferred Fee, as well as the terms of these financing arrangements. As of March 31, 2018, the balance of the Term Loan consists of $56,632,000 representing the face amount of the loan, less $665,000 representing the unamortized balance of the closing fee, plus $10,128,000 representing the accreted balance of the Deferred Fee (which has a face value of $12,500,000 when fully accreted). On May 9, 2018, the Company and the Lenders agreed to reduce to $3,000,000 the Deferred Fee and on May 9, 2018, the Company paid to the Lenders $3,000,000 in full satisfaction of the Deferred Fee obligation. Also, on May 9, 2018, the Company made a voluntary principal prepayment of the Term Loan in the amount of $2,000,000. See discussion below regarding the Company’s plans to refinance the remaining balance under the Term Loan.

The Company recorded net income of $3,972,000 for the three months ended March 31, 2018. The net income for the three months ended March 31, 2018 reflected an income before income tax of $5,229,000 and an income tax expense of $1,257,000. The Company has historically met its liquidity requirements through operations.

As of March 31, 2018, the borrowing base and outstanding balance under the Revolving Loan were approximately $5,963,000 and $0, respectively, leaving $5,963,000 available to be drawn under the arrangement.

Cash flows used in financing activities for the three months ended March 31, 2018 consisted of a $1,750,000 principal repayment on the Company’s Term Loan.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Liquidity and Capital Resources, continued

Pursuant to the Financing Agreement (See Note 6), the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of March 31, 2018.

Management has evaluated relevant conditions and events with respect to its liquidity requirements for the twelve month period after the Company’s March 31, 2018 financial statements are expected to be filed. The Company’s Term Loan and Revolving Loan become due in January 2019. The Company will not have sufficient liquidity to satisfy these repayment obligations when they become due without refinancing the Term Loan and/or raising equity capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has established a plan, which has been approved by its Board of Directors, to refinance the Term Loan and Revolving Loan. Management believes that its plans, when implemented, will result in a refinancing of these instruments. However, there are risks that such refinancing may not be able to be consummated under terms and amounts acceptable to the Company, or at all.

 Note 3 - Business Acquisition

Acquisition of DeepIntent

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 which was paid on December 21, 2017 and, $500,000 payable upon the one year anniversary of the DeepIntent Closing Date (collectively, the “DeepIntent Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ending December 31, 2018, 2019 and 2020 (collectively, the “Earnouts”).

Propel entered into employment agreements for the period from the DeepIntent Closing Date through December 31, 2020 and restrictive covenant agreements through June 20, 2021 with DeepIntent’s founders and former principal shareholders. Propel’s obligation to remit the DeepIntent Deferred Payments is contingent upon the continued employment of both of DeepIntent’s founders through the date that any such DeepIntent Deferred Payment is required to be made.

The Company accounted for the acquisition of DeepIntent as a business combination. The contingent DeepIntent Deferred Payments are being accounted for as compensation for financial reporting purposes and are accreted ratably over the deferred period. During the three months ended March 31, 2018, accretion of this DeepIntent Deferred Payment was $238,000, and is reflected within salaries, commissions, benefits and related expenses within the condensed consolidated statements of income. As of March 31, 2018, $289,000 of accrued DeepIntent Deferred Payment obligation was included in accrued expenses in the condensed consolidated balance sheets.

The results of DeepIntent have been included within the Company’s condensed consolidated financial statements since June 21, 2017. Included within the Company’s results for the three months ended March 31, 2018, DeepIntent generated revenues of $298,000 and incurred an operating loss of $1,205,000.

On February 21, 2018, DeepIntent formed a wholly owned subsidiary, DeepIntent India Private Ltd., from which DeepIntent will conduct a material portion of the software development for its advertising platform and data analysis.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Business Acquisition, continued

Unaudited Pro Forma Information

The following table provides unaudited pro forma information for the three months ended March 31, 2017 as if DeepIntent had been acquired as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the integration of DeepIntent or recognition of compensation expense or fair value of the Earnouts. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

For the Three Months Ended March 31, 2017

Pro forma revenues	$18,883,000
Pro forma net (loss) income	$2,206,000
Pro forma net (loss) income per share	$0.01

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of income and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2018 presentation.

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

The allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 was $362,000 and $256,000, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements. Depreciation expense for the three months ended March 31, 2018 and 2017 was $396,000 and $397,000, respectively.

 Intangible Assets

 The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of income.

Intangible assets as of March 31, 2018 and December 31, 2017 were $1,135,000 and $1,201,000, respectively. Intangible assets at March 31, 2018 consisted of the DeepIntent intellectual property of $1,320,000 net of accumulated amortization of $205,000 and the Propel Media trade name at a cost of $20,000. Amortization expense was $66,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Years Ending December 31,	Amount
2018 (nine months)	$198,000
2019	264,000
2020	264,000
2021	264,000
2022	125,000
$1,115,000

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded impairment charges of $0 and $20,000 for the three months ended March 31, 2018 and 2017, respectively, to write off the book value of certain internally developed capitalized software. These impairment charges were included in the impairment of software and intangible assets within the condensed consolidated statements of income.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach is required. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

Pursuant to ASC 606, revenue is recognized when (or as) the Company satisfies performance obligations. Performance obligations are satisfied when an advertisement is served by the Company or when a user action occurs based on the advertisement the Company served (i.e., a view, a click, a conversion action, etc.). There is a specific transaction that triggers a billable instance for fulfilment of that performance obligation. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for the serving of advertising. Contracts with advertising customers typically consist of insertion orders or other written contracts. Within the Company’s business model, customer orders are fulfilled at a point in time and not over a period of time.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company determined that its methods of recognizing revenues have not been significantly impacted by the new guidance.

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying condensed consolidated balance sheets.

The following table presents our revenues disaggregated by geographical region:

	For the Three Months Ended March 31,
	2018	2017
Americas	$20,274,000	$17,260,000
Europe	294,000	1,080,000
Middle East	344,000	280,000
Other	8,000	12,000
Total	$20,920,000	$18,632,000

Cost of Revenues

Costs of revenue consists of marketing expenses to obtain new users for the Company’s owned and operated properties, publisher costs of third-party networks and properties, transaction costs and revenue-sharing costs to third party application developer partners, as well as costs of advertising purchased through the Company’s demand- side platform.

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three months ended March 31, 2018 and 2017:

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers, continued

For the Three Months Ended March 31,
	2018	2017
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:
Revenue	None over 10%	None over 10%

Accounts receivable	None over 10%	11% of accounts receivable from one customer

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	41% and 14% or 55% of cost of revenues in the aggregate	21%, 18% and 14% of cost of revenues, or 53% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	34% of accounts payable from one vendor	31% of accounts payable from one vendor

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of March 31, 2018 and December 31, 2017, the Company held cash balances in excess of federally insured limits.

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2018, the Company excluded potential common shares resulting from the exercise of stock options (20,380,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the three months ended March 31, 2017, the Company excluded potential common shares resulting from the exercise of stock options (23,330,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2018 through the date these condensed consolidated financial statements were issued. Management has concluded that other than as disclosed in Notes 2, 5 and 6, there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The provisions of this update are effective for annual and interim periods beginning on or after December 15, 2019. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial position or its results of operations.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted ASU 2017-09 effective January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial position or its results of operations.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted ASU 2017-09 effective January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial position or its results of operations.

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

Pursuant to the Exchange Agreement, the Company incurred a deferred payment obligation of (i) $10,000,000 to the Transferors (“Deferred Obligation”), which is payable in cash and/or stock not later than, June 30, 2019 and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019 (the “Deferred Payment to Transferors”). The Company can pay the Deferred Obligation from an equity financing or from available working capital. See discussion below regarding the agreement reached on May 9, 2018 between the Company and the Transferors which reduced the amount of the Deferred Payment. The Company is required to use its reasonable best efforts to complete equity financings that would raise sufficient net proceeds to pay the $10,000,000 Deferred Obligation in cash to the Transferors on or before June 30, 2019 (the “Equity Financing Period”). In addition, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $10,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $10,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten-day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $10,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date on which such shares are issued to the Transferors (and if a closing price or bid price, as applicable, is not reported on such day, then the stock shall be valued at the last closing price or bid price, as applicable, reported).

The following represents the obligations to Transferors under the Exchange Agreement:

	As of
	March 31, 2018	December 31, 2017
Amount due on or before June 30, 2019 (pursuant to amendment dated January 26, 2016)	$10,000,000	$10,000,000
Amount due January 28, 2019 (see discussion below)	6,000,000	6,000,000
Total, gross	16,000,000	16,000,000
Less: discount	(632,000)	(797,000)
Total, net	15,368,000	15,203,000
Less: current portion	(5,522,000)	-
Long-term portion	$9,846,000	$15,203,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

During the three months ended March 31, 2018 and 2017, the Company recorded discount amortization of $165,000 and $152,000, respectively. The unamortized discount was $632,000 as of March 31, 2018 and $797,000 as of December 31, 2017.

On May 9, 2018, the Company and the Transferors reached an agreement to reduce the Deferred Payment to Transferors obligation to $1,440,000 from $6,000,000. On May 9, 2018, the Company paid the $1,440,000 amount to the Transferors in full satisfaction of the Deferred Payment to Transferors obligation.

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

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 payable to the Lenders and due upon the fourth anniversary of the inception of the Term Loan. See Note 2 for a discussion of the May 9, 2018 reduction of the Deferred Fee.

The Company has been accreting the Deferred Fee of $12,500,000 as a finance charge over the full term of the Term Loan.

The Company recorded amortization of the closing fee as interest expense of $160,000 and $177,000, for the three months ended March 31, 2018 and 2017, respectively. The balance of the closing fee original issue discount was $508,000 and $668,000 as of March 31, 2018 and December 31, 2017, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets. The Company recorded as interest expense accretion of the Deferred Fee of $727,000 and $769,000 for the three months ended March 31, 2018 and 2017, respectively. The balance of the accreted Deferred Fee as of March 31, 2018 and December 31, 2017 was $10,128,000 and $9,401,000, respectively, and is reflected within the Term Loan obligations on the condensed consolidated balance sheets.

In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and is being amortized using the effective interest method over the term of the Term Loan. The Company recorded as interest expense amortization of the debt issuance costs of $50,000 and $56,000 for the three months ended March 31, 2018 and 2017, respectively. The balance of the unamortized debt issuance costs of $158,000 and $209,000, respectively, is reflected within the Term Loan obligations on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

The Financing Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Borrowers’ ability to, among other things, create certain liens, make certain types of borrowings and engage in certain mergers, acquisitions, consolidations, asset sales and affiliate transactions. The Company is also subject to a leverage ratio requirement as of the end of each calendar quarter. The Financing Agreement provides for customary events of default, including, among other things, if a change of control of Propel occurs. The Loans may be accelerated upon the occurrence of an event of default. As of March 31, 2018, the Company was in compliance with the covenants and the leverage ratio requirement under the Financing Agreement.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

Term Loan

The outstanding principal amount of the Term Loan shall be repayable in consecutive quarterly installments in equal amounts of $1,750,000 on the last day of each March, June, September and December. The Company is subject to an annual excess cash flow sweep requirement pursuant to which on April 11, 2018 the Company remitted $1,472,000 to the lenders. The remainder of the Term Loan is due and payable on the maturity date, except in certain limited circumstances.

Subject to the terms of the Financing Agreement, the Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to 9.00% plus either (i) the London Interbank Offered Rate (“LIBOR”) (but not less than 1% and not more than 3%) for the interest period in effect for the Term Loan (or such portion thereof), or (ii) the bank’s reference rate. For each interest period, the Company may choose to pay interest under either the LIBOR or reference rate method. During the three months ended March 31, 2018, interest on the Term Loan bore an effective interest rate per annum of (10.60)%.

The following represents the obligation under the Term Loan:

	As of
	March 31, 2018	December 31, 2017
Principal	$56,632,000	$58,382,000
Discounts	(665,000)	(877,000)
Accreted value of the Deferred Fee ($12,500,000) (See Note 2)	10,128,000	9,401,000
Net	66,095,000	66,906,000
Less: Current portion	(66,095,000)	(6,181,000)
Long-term portion	$-	$60,725,000

The future minimum payments on the Company’s Term Loan are as follows:

For the Years Ended December 31,	Term Loan
2018 (nine months)	$5,250,000
2019	51,382,000
Total, gross	56,632,000
Less: debt discount	(665,000)
Plus: accreted value through March 31, 2018 of the Deferred Fee ($12,500,000)	10,128,000
Total, net	66,095,000
Current portion of Long-term debt	$66,095,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Financing Agreement, continued

Revolving Loan

As of March 31, 2018, the outstanding balance of the Revolving Loan was $0, with $5,963,000 available for future borrowing.

Subject to the terms of the Financing Agreement, the Company may have multiple revolving loans under the revolving loan arrangement. Each revolving loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to 6.00% plus either (i) the LIBOR for the interest period in effect for such Loan (but LIBOR may not be less than 1%) (the total effective rate per annum for LIBOR borrowings was 7.6% during the three months ended March 31, 2018), or (ii) the bank’s reference rate (the effective annual reference rate was approximately 10.5% during the three months ended March 31, 2018). For each revolving loan, the Company can choose to borrow either at the LIBOR or the reference rate.

As of March 31, 2018, the Company was in compliance with all covenants under the Financing Agreement and other loan documents.

Note 7 - Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). The Technology Vendor is owned by an individual who is affiliated with a trust which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by the Technology Vendor during the three months ended March 31, 2018 and 2017, totaled $1,391,000 and $859,000, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $406,000 and $8,000 as of March 31, 2018 and December 31, 2017, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

During the three months ended March 31, 2018 and 2017 the Company incurred $45,000 in each period to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of March 31, 2018 and December 31, 2017.

Note 8 - Commitments and Contingencies

Operating leases

Rent expense totaled $131,000 and $106,000 during the three months ended March 31, 2018 and 2017, respectively.

The following is an annual schedule of approximate future minimum rental payments required under the Company’s current and expiring lease agreement and its new lease agreement (the reduced amount in 2019 is due to the effect of the nine-month deferral for the start of rent payments under the November 2017 lease:

Years Ending December 31,	Amount
2018 (nine months)	$317,000
2019	268,000
2020	651,000
2021	670,000
Thereafter	3,665,000
$5,571,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Commitments and Contingencies, continued

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at March 31, 2018, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $81,000 and $73,000 during the three months ended March 31, 2018 and 2017, respectively, which was recorded in salaries, commissions, benefits and related expenses on the condensed consolidated statements of income.

Note 10 - Income Taxes

The Company’s income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The effective income tax rate for the three months ended March 31, 2018 and 2017 was 23.8% and 37.3%, respectively, resulting in $1,257,000 and $1,425,000 of income tax expense, respectively. The effective income tax rate for the three months ended March 31, 2018 is lower than the effective income tax rate for the three months ended March 31, 2017 primarily due the U.S Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the US statutory corporate income tax rate to 21% effective January 1, 2018.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Stock-Based Compensation, continued

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	20,490,000	$0.49	$0.27	5.7	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or canceled	110,000	0.55	0.33	-
Outstanding at March 31, 2018	20,380,000	$0.49	$0.27	5.4	$-

Exercisable at March 31, 2018	16,429,068	$0.47	$0.26	5.0	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on March 31, 2018. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions.  The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $247,000 and $229,000 for the three months ended March 31, 2018 and 2017, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of income. As of March 31, 2018, the unamortized value of options was $925,000, including the effect of the mark-to-market adjustment for unvested awards granted to consultants. As of March 31, 2018, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 0.7 years.

Note 12 - Executive Bonus Plan

Effective January 1, 2016, the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”) became effective for certain employees of the Company. The Executive Bonus Plan provides for bonuses based on the performance of the Company. Bonus expense for earned bonuses under the Executive Bonus Plan amounted to $485,000 and $290,000 for the three months ended March 31, 2018 and 2017, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of income. At March 31, 2018 and December 31, 2017, the accrued executive bonuses were $485,000 and $511,000, respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Propel,” the “Company” and “we,” “our” and “us” are to Propel Media, Inc. and its subsidiaries. References herein to “Propel Media” are to Propel Media LLC, a wholly owned subsidiary of Propel, and its subsidiaries. References herein to “Kitara” are to Kitara Media Corp., a wholly owned subsidiary of Propel, and its subsidiaries. References herein to”DeepIntent” are to DeepIntent Technologies, Inc., a wholly owned subsidiary of Propel, and its subsidiaries.

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

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of March 31, 2018 Propel had approximately 1,000 advertiser customers and served millions of ads per day.

Propel primarily serves its advertising to users who are part of our owned and operated member-based network or the member-based networks of our third party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third party application model Propel serves advertising through its partners who are providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31,
	2018	2017

Revenues	$20,920,000	$18,632,000
Cost of revenues	5,562,000	6,933,000
Gross profit	15,358,000	11,699,000

Operating expenses:
Salaries, commissions, benefits and related expenses	4,245,000	3,085,000
Technology, development and maintenance	1,577,000	817,000
Sales and marketing	90,000	17,000
General and administrative	510,000	353,000
Professional services	421,000	276,000
Depreciation and amortization	462,000	397,000
Impairment of software and video library	-	20,000

Operating expenses	7,305,000	4,965,000

Operating income	8,053,000	6,734,000

Other expense:
Interest expense, net	(2,824,000)	(2,911,000)
Total other expense	(2,824,000)	(2,911,000)

Income before income tax expense	5,229,000	3,823,000
Income tax expense	(1,257,000)	(1,425,000)
Net income	$3,972,000	$2,398,000

Adjusted EBITDA (a non-GAAP measure)

Net income	$3,972,000	$2,398,000
Depreciation and amortization	462,000	397,000
Impairment charges	-	20,000
Interest expense, net	2,824,000	2,911,000
Stock-based compensation expense	247,000	229,000
Taxes	1,263,000	1,427,000
Bank fees	26,000	27,000
Amortization of DeepIntent deferred purchase price	238,000	-
Other one-time expenses	160,000	-
Adjusted EBITDA (a non-GAAP measure)	$9,192,000	$7,409,000

Three Months Ended March 31, 2018 and 2017

Revenue

Consolidated revenue for the three months ended March 31, 2018 increased by $2,288,000, or 12%, to $20,920,000 as compared to $18,632,000 for the three months ended March 31, 2017. The increase was principally on account of improvements in the quality of the user base to whom we serve advertisements. These improvements are principally attributable to the significant emphasis placed on media buying efforts and the resulting and related enhanced content offers that have drawn additional users to our properties that are deemed highly desirable to our advertisers, and secondly, upon more effectively serving targeted advertising to those users. Our advertisers are willing to pay a higher price for ads served to this user base, providing us with greater overall returns, or higher lifetime values, from the media spend required to acquire these users.

Cost of revenues

Cost of revenues for the three months ended March 31, 2018 decreased by $1,371,000, or 20%, to $5,562,000 as compared to $6,933,000 for the three months ended March 31, 2017. Cost of revenues consists principally of the costs incurred to maintain and grow our user base. Based upon enhanced user metrics, including longer expected user lives, we were able to reduce media buy spending to acquire the users needed to fill our demand requirements.

Gross profit

Gross profit for the three months ended March 31, 2018 increased by $3,659,000, or 31% to $15,358,000 as compared to $11,699,000 for the three months ended March 31, 2017. Gross profit percentage was 73% for the three months ended March 31, 2018, as compared to 63% for the year ended March 31, 2017. The increase in gross profit was attributable to the increase in revenues, plus the reduction in media buy costs, as discussed above. Our gross profit improvement principally resulted from improved pricing realized from advertising served, as well as lower costs of revenues as we spend less to generate the effective user audience required to offset demand.

Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities, demand and other factors which we consider necessary in order to meet the high quality user requirements of our advertising customers. We believe that our media spending strategy has allowed us to improve the quality and size of the user base, and correspondingly, the expected yield to be earned on those users.

Operating income

Operating income for the three months ended March 31, 2018 increased by $1,319,000, or 20% to $8,053,000 as compared to $6,734,000 for the three months ended March 31, 2017. Operating income as a percentage of revenue increased to 38% for the three months ended March 31, 2018 as compared to 36% for the three months ended March 31, 2017. The increase in operating income was principally on account of the increase in gross profit of $3,659,000 offset by an increase of $2,340,000 in operating expenses.

 Salaries, commissions, benefits and related expenses

 Salaries, commissions, benefits and related expenses for the three months ended March 31, 2018 increased by $1,160,000, or 38% to $4,245,000 as compared to $3,085,000 for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was primarily due to an increase of approximately $720,000 in labor cost due to higher headcounts mainly on account of the DeepIntent acquisition, $238,000 of accrued deferred compensation in connection with the purchase of DeepIntent purchase, and a $202,000 increase in performance based compensation.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended March 31, 2018 increased by $760,000, or 93%, to $1,577,000 as compared to $817,000 for the three months ended March 31, 2017. The increase was principally due to an increase in the resources committed to supporting our technology platform, as well as further development of the technologies acquired through the DeepIntent purchase.

Other Costs and Operating Expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the three months ended March 31, 2018 increased by $375,000 or 58%, to $1,021,000 as compared to $646,000 for the three months ended March 31, 2017. The increase was principally the effect of an increase of $85,000 in bad debt expense as well as increased legal fees in connection with our refinancing initiative.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2018 increased by $65,000, or 16%, to $462,000 as compared to $397,000 for the three months ended March 31, 2017. The increase was principally a result of additional amortization more capitalized software additions being placed in service during the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2018 decreased by $87,000 or 3% to $2,824,000 as compared to $2,911,000 for the three months ended March 31, 2017. The decrease in interest expense was principally due to the decrease in the balance of the Term Loan.

Net income

Net income for the three months ended March 31, 2018 increased by $1,574,000 to $3,972,000, as compared to $2,398,000 for the three months ended March 31, 2017. Income before income tax was $5,229,000 and $3,823,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in the income before income tax of $1,406,000 was principally on account of an increase in operating income of $1,319,000, principally driven by the improvements in revenue and gross profit. Income tax expense was $1,257,000 and $1,425,000 for the three months ended March 31, 2018 and 2017, respectively. The reduction in income tax expense was attributable to the lower effective federal income tax rates made effective on January 1, 2018, upon the passage of the Tax Act.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, is determined by taking net income and adding interest, taxes, depreciation, amortization, impairment charges, stock based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 23 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended March 31, 2018 increased by $1,783,000, or 24%, to $9,192,000 as compared to $7,409,000 for the three months ended March 31, 2017. This increase is principally on account of an increase in gross margin of $3,659,000 offset by an increase in operating expenses of $2,340,000.

Liquidity and Capital Resources

As of March 31, 2018, our cash on hand was $8,764,000 and we had a working capital deficit of $63,265,000. The working capital was in a deficit position as of March 31, 2018 because the full balance of the Term Loan of $66,095,000, which becomes due in January 2019, is being reflected as a current liability. As further discussed in Note 6 to the condensed consolidated financial statements and below, as of March 31, 2018, the balance of the Term Note consists of $56,632,000 representing the face amount of the loan, less $665,000 representing the unamortized balance of the closing fee, plus $10,128,000 representing the accreted balance of the Deferred Fee (which has a face value of $12,500,000 when fully accreted). On May 9, 2018, the Company and the Lenders agreed to reduce to $3,000,000 the Deferred Fee and on May 9, 2018, the Company paid to the Lenders $3,000,000 in full satisfaction of the Deferred Fee obligation. Also, on May 9, 2018, the Company made a voluntary principal prepayment of the Term Loan in the amount of $2,000,000. As discussed further within Note 5 of the condensed consolidated financial statements, on May 9, 2018, we reached an agreement with the Transferors to reduce the Deferred Payment obligation to $1,440,000 from $6,000,000. On May 9, 2018, we paid the $1,440,000 amount to the Transferors in full satisfaction of the Deferred Payment obligation. See discussion below regarding our plans to refinance remaining balance of the Term Loan. We recorded net income of $3,972,000 for the three months ended March 31, 2018.

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

As of March 31, 2018, we had indebtedness and other commitments that principally consisted of $56,632,000 for the face value of our Term Loan (bearing effective interest rate of (10.60)% per annum) and $0 for our Revolving Loan (bearing effective interest rate of 7.2% per annum for loans based upon Libor and 10.00% effective annual reference rate loans). As of May 9, 2018, the face value of our Term Loan was reduced to $53,160,000 after remitting to the lender in April 2018 the annual excess cash flow amount of $1,472,000 and on May 9, 2018, our voluntary principal prepayment of $2,000,000. We are obligated under our Financing Agreement to fund a principal reduction of $1,750,000 at the end of each calendar quarter. Our Term Loan matures in January 2019. Amounts due to the former members of Propel Media are due in 2019, as well as the $12,500,000 payment due to the Lenders pursuant to the Financing Agreement. We are actively pursuing the refinancing of our Term Loan.

As of March 31, 2018, the borrowing base and outstanding balance under the Revolving Loan were approximately $5,963,000 and $0, respectively, leaving $5,963,000 available to be drawn under the arrangement.

The Financing Agreement contains a financial covenant that requires us to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period. Under this covenant, we were required to maintain a total leverage ratio of no more than 2.30:1.00 as of March 31, 2018. Our total leverage ratio as of such date was 1.56:1.00. The balance of our Term Loan decreases at the end of each calendar quarter as we remit a principal reduction of $1,750,000 each quarter. The Total Leverage Ratio that we must maintain remains at 2:30:1.00 for each quarter through the maturity date. The Financing Agreement also contains negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

We are currently in compliance, and, as of March 31, 2018, we were in compliance with all covenants under the Financing agreement and other loan documents. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2018 for information relating to the risks surrounding our continued compliance with such covenants.

Management has evaluated relevant conditions and events with respect to its liquidity requirements for the twelve month period after the Company’s March 31, 2018 financial statements are expected to be filed. The Company’s Term Loan and Revolving Loan become due in January 2019. The Company will not have sufficient liquidity to satisfy these repayment obligations when they become due without refinancing the Term Loan and/or raising equity capital. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has established a plan, which has been approved by its Board of Directors, to refinance the Term Loan and Revolving Loan.

Management believes that its plans, when implemented, will result in the refinancing deemed necessary by the Company. However, there are risks that such refinancing may not be able to be consummated under terms and amounts acceptable to the Company, or at all.

Net cash provided by operating activities

Net cash provided by operating activities was $6,172,000 for the three months ended March 31, 2018, compared to $4,806,000 for the three months ended March 31, 2017. Cash provided by operating activities for the three months ended March 31, 2018 was primarily the result of net income of $3,972,000 and non-cash charges of $2,025,000. Cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of net income of $2,398,000, an increase in accounts payable of $1,212,000 and non-cash charges of $1,998,000. These were partially off-set by an increase of $716,000 in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities was $739,000 for the three months ended March 31, 2018, compared to $278,000 used by investing activities for the three months ended March 31, 2017. The net cash used in investing activities for the three months ended March 31, 2018 was primarily for costs incurred in the setup of a new data center and internally developed software. The net cash used in investing activities for the three months ended March 31, 2017 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment.

Net cash used in financing activities

Net cash used in financing activities was $1,750,000 for the three months ended March 31, 2018, as compared to $1,750,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, cash flows used in financing activities consisted of a $1,750,000 principal repayment of the Term Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 4 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PROPEL MEDIA, INC.

Date: May 14, 2018	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

