Form 10-Q
period 2018-06-30
Propel Media, Inc.
filed 2018-08-14
CIK 1622822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 250,010,162 shares of common stock, $.0001 par value per share, outstanding.

PROPEL MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash	$3,425,000	$5,081,000
Accounts receivable, net	6,841,000	9,502,000
Prepaid expenses & other current assets	1,100,000	1,157,000
Total current assets	11,366,000	15,740,000

Property and equipment, net	3,931,000	3,315,000
Intangible assets	1,069,000	1,201,000
Goodwill	6,028,000	6,028,000
Deferred tax assets, net	17,547,000	18,932,000
Other assets	286,000	137,000
Total assets	$40,227,000	$45,353,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,050,000	$4,419,000
Accrued expenses	2,710,000	4,252,000
Advertiser deposits	1,157,000	2,137,000
Current portion of long-term debt	4,664,000	6,181,000
Revolving credit facility	7,000,000	-
Total current liabilities	18,581,000	16,989,000

Long-term debt, less current portion, net	44,014,000	60,725,000
Obligations to transferors	4,868,000	15,203,000
Total liabilities	67,463,000	92,917,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, authorized 1,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized 500,000,000 shares, issued and outstanding 250,010,162 at June 30, 2018 and December 31, 2017	25,000	25,000
Additional paid-in capital	8,346,000	3,717,000
Accumulated deficit	(35,609,000)	(51,306,000)
Accumulated other comprehensive income	2,000	-
Total stockholders’ deficit	(27,236,000)	(47,564,000)
Total liabilities and stockholders’ deficit	$40,227,000	$45,353,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Other Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$20,258,000	$21,515,000	$41,177,000	$40,147,000
Cost of revenues	4,486,000	7,423,000	10,048,000	14,356,000
Gross profit	15,772,000	14,092,000	31,129,000	25,791,000

Operating expenses:
Salaries, commissions, benefits and related expenses	4,185,000	3,334,000	8,430,000	6,419,000
Technology, development and maintenance	1,477,000	817,000	3,054,000	1,635,000
Marketing and promotional	71,000	12,000	160,000	29,000
General and administrative	620,000	325,000	1,130,000	677,000
Professional services	182,000	323,000	604,000	599,000
Depreciation and amortization	535,000	376,000	997,000	772,000
Impairment of software and video library	-	-	-	20,000

Operating expenses	7,070,000	5,187,000	14,375,000	10,151,000

Operating income	8,702,000	8,905,000	16,754,000	15,640,000

Other income (expense):
Interest expense, net	(2,174,000)	(3,612,000)	(4,997,000)	(6,522,000)
Gain from extinguishment of debt	6,861,000	-	6,861,000	-
Other expense	-	-	-	(1,000)
Total other income (expenses)	4,687,000	(3,612,000)	1,864,000	(6,523,000)

Income before income tax expense	13,389,000	5,293,000	18,618,000	9,117,000
Income tax expense	(1,664,000)	(1,938,000)	(2,921,000)	(3,364,000)
Net income	11,725,000	3,355,000	15,697,000	5,753,000

Other comprehensive income
Foreign exchange gain	2,000	-	2,000	-

Comprehensive income	$11,727,000	$3,355,000	$15,699,000	$5,753,000

Net income per common share	$0.05	$0.01	$0.06	$0.02

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, January 1, 2018	250,010,162	$25,000	$3,717,000	$(51,306,000)	$-	$(47,564,000)

Stock based compensation - amortization of stock options	-	-	488,000	-	-	488,000
Reduction of obligation to Transferors	-	-	4,141,000	-	-	4,141,000
Foreign exchange gain	-	-	-	-	2,000	2,000
Net income	-	-	-	15,697,000	-	15,697,000

Balance, June 30, 2018	250,010,162	$25,000	$8,346,000	$(35,609,000)	$2,000	$(27,236,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$15,697,000	$5,753,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	346,000	(19,000)
Stock-based compensation	488,000	456,000
Depreciation and amortization	997,000	772,000
Gain from extinguishment of debt	(6,861,000)	-
Accretion of debt premium	1,038,000	1,536,000
Amortization of debt discount	251,000	352,000
Amortization of debt issuance costs	80,000	112,000
Interest accrued on amount due to Transferors	246,000	308,000
Impairment of intangible assets and software	-	20,000
Deferred income taxes	1,385,000	468,000
Changes in assets and liabilities:
Accounts receivable	2,315,000	(2,612,000)
Prepaid expenses and other current assets	94,000	208,000
Other assets	-	33,000
Accounts payable	(1,368,000)	1,889,000
Accrued expenses	(1,543,000)	(744,000)
Advertiser deposits	(980,000)	(435,000)
Other non-current liabilities	-	(94,000)
Net cash provided by operating activities	12,185,000	8,003,000

Cash Flows From Investing Activities
Purchase of property and equipment	(1,480,000)	(608,000)
Acquisition of DeepIntent	-	(4,084,000)
Net cash used in investing activities	(1,480,000)	(4,692,000)

Cash Flows From Financing Activities
Net proceeds from new term loan	49,000,000	-
Net proceeds of borrowing from new line of credit	6,860,000	-
Deferred financing costs for new term loan	(401,000)	-
Repayment of old term loan	(58,382,000)	(5,649,000)
Repayment of old line of credit	(37,954,000)	(39,047,000)
Borrowing under old line of credit	37,954,000	39,658,000
Payment of deferred fees of old term loan	(3,000,000)	-
Payment to transferors for obligations	(6,440,000)	-
Net cash used in financing activities	(12,363,000)	(5,038,000)

Effect of foreign exchange rate on cash	2,000	-
Net decrease in cash	(1,656,000)	(1,727,000)
Cash
Beginning of period	5,081,000	2,823,000
End of period	$3,425,000	$1,096,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Propel Media, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,216,000	$3,444,000

Income taxes	$1,674,000	$3,959,000

Supplemental non-cash investing and financing activity - acquisition of DeepIntent:

Non-cash consideration consisted of:

Obligation of holdback from purchase price	$-	$50,000

Fair value of earnout obligation	$-	$62,000

Reduction in obligation to Transferors through additional paid-in capital	$4,141,000	$-

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

Propel primarily serves its advertising to users who are part of its owned and operated member-based network or the member-based networks of its third-party application partners. Propel provides its user base with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third-party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them.

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

Note 2 – Liquidity and Capital Resources

As of June 30, 2018, the Company’s cash on hand was $3,425,000. The Company had a working capital deficit of $7,215,000 as of June 30, 2018. The Company recorded net income of $11,725,000 and $15,697,000 for the three and six months ended June 30, 2018, respectively. The Company has historically met its liquidity requirements through operations.

As further discussed in Note 6, on May 9, 2018, the Company entered into an amendment to the agreement with the Company’s former term loan lenders which resulted in a payment to the Lenders of $3,000,000 in full satisfaction of the $12,500,000 Deferred Fee obligation. Also, as further discussed in Note 6, on May 30, 2018, the Company entered into a new term loan and revolver with a maturity date of May 30, 2023 and in connection therewith, fully satisfied all obligations under the existing term loan and revolving loan. As of June 30, 2018, the revolving loan was fully drawn at $7,000,000.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Liquidity and Capital Resources, continued

Cash flows used in financing activities for the six months ended June 30, 2018 were $12,363,000 and were most significantly impacted by the refinancing of the term and revolving loans, consisting of net proceeds of $49,000,000 and $6,860,000 from the Company’s MGG Term Loan and MGG Revolving Loan, respectively. These proceeds were offset by $401,000 of cash refinancing costs, the payoff of $58,382,000 and $3,000,000 of the principal balance and Deferred Fee, respectively, under the former term loan. Furthermore, cash of $6,440,000 was used to satisfy a portion of the outstanding obligations to the Transferors (See Note 5). Pursuant to the Financing Agreement, the Company is subject to a leverage ratio requirement as of the end of each calendar quarter. The Company was in compliance with such leverage ratio requirement as of June 30, 2018.

The Company’s operating cash flows are currently heavily dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. On June 12, 2018, Google announced policy changes that affect how developers of Chrome extensions, such as our company, can acquire users.  These policy changes are being implemented in two phases.  Effective as of June 12, 2018, all new Chrome extensions must be installed from the Chrome Web Store (“CWS”) rather than using the inline installation method which the Company currently utilizes and which allows the user to install the extension directly from the Company’s website landing pages.  This means that a developer of Chrome extensions, such as our company, would be required to promote its content on the web and drive a new user to the CWS for the final installation of the extension instead of allowing the user to install the extension from the developer’s landing page promoting the extension.  As of September 12, 2018, all existing Chrome extensions will similarly be required to be installed from the CWS and no inline installations will be allowed.  This change has created uncertainty in the user acquisition install flow for developers of Chrome extensions, such as our company, and it is currently unclear how this change will affect the volume and cost to acquire users for the Company’s owned and operated properties.  Since the announcement, the Company has been doing extensive testing of a variety of installation flows to acquire new users.  The financial impact to the Company from these Google policy changes, if any, is still unknown. As a result, these policy changes could result in increased user acquisition costs, as well as challenges in maintaining user base levels sufficient to support demand by advertisers, which could result in lower revenues, lower margins and decreased profitability for the Company’s business.

Based upon the Company’s current projections, including its best estimates of the impact of the Google policy changes discussed above, and its remediation and/or responses to such matters, management believes that the Company’s cash balances on hand and cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 2019.

Note 3 – Business Acquisition

Acquisition of DeepIntent

On June 21, 2017 (“DeepIntent Closing Date”), pursuant to a stock purchase agreement (“DeepIntent Acquisition Agreement”) with the former stockholders of DeepIntent, Propel purchased 100% of the equity interests of DeepIntent, consisting of the issued and outstanding shares of Class A common stock, Class B common stock and Class C common stock of DeepIntent. The purchase price, which is subject to an adjustment for working capital, consisted of $4,000,000 paid at closing, $500,000 paid on December 21, 2017 and, $500,000 paid on June 21, 2018 (collectively, the “DeepIntent Deferred Payments”). In addition, the sellers may earn up to an aggregate of $3,000,000 of additional consideration upon the achievement of certain performance levels during the years ending December 31, 2019 and 2020 (collectively, the “Earnouts”).

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

The Company accounted for the acquisition of DeepIntent as a business combination. The contingent DeepIntent Deferred Payments are being accounted for as compensation for financial reporting purposes and are accreted ratably over the deferred period. During the three and six months ended June 30, 2018, accretion of this DeepIntent Deferred Payment was $211,000 and $449,000, respectively, and is reflected within salaries, commissions, benefits and related expenses within the condensed consolidated statements of income. On June 21, 2018, the company fully paid its DeepIntent Deferred Payment obligation.

The results of DeepIntent have been included within the Company’s condensed consolidated financial statements since June 21, 2017. Included within the Company’s results for the three months ended June 30, 2018, DeepIntent generated revenues of $515,000 and incurred an operating loss of $1,129,000. Included within the Company’s results for the six months ended June 30, 2018, DeepIntent generated revenues of $813,000 and incurred an operating loss of $2,334,000.

On February 21, 2018, DeepIntent formed a wholly owned subsidiary, DeepIntent India Private Ltd., from which DeepIntent will conduct a material portion of the software development for its advertising platform and data analysis.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Business Acquisition, continued

Unaudited Pro Forma Information

The following table provides unaudited pro forma information for the three and six months ended June 30, 2017 as if DeepIntent had been acquired as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the integration of DeepIntent or recognition of compensation expense or fair value of the Earnouts. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Pro forma revenues	$21,732,000	$40,615,000
Pro forma net income	$2,979,000	$5,186,000
Pro forma net income per share	$0.01	$0.02

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2018 presentation.

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

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of DeepIntent India Private Ltd. is the Indian Rupee. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

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

The allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 was $504,000 and $256,000, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of the useful life and the term of the lease for leasehold improvements. Depreciation expense for the three months ended June 30, 2018 and 2017 was $469,000 and $368,000, respectively, and $865,000 and $764,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Intangible Assets, continued

Intangible assets as of June 30, 2018 and December 31, 2017 were $1,069,000 and $1,201,000, respectively. Intangible assets at June 30, 2018 consisted of the DeepIntent intellectual property of $1,320,000 net of accumulated amortization of $271,000 and the Propel Media trade name at a cost of $20,000. Amortization expense was $66,000 and $8,000 for the three months ended June 30, 2018 and 2017, respectively, and $132,000 and $8,000 for the six months ended June 30, 2018 and 2017, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Years Ending December 31,	Amount
2018 (six months)	$132,000
2019	264,000
2020	264,000
2021	264,000
2022	125,000
$1,049,000

Capitalization of Internally Developed Software

The Company capitalizes certain costs related to its software developed or obtained for internal use in accordance with ASC 350-40. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life ranging from 12 months to 36 months. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Based upon management’s assessment of capitalized software, the Company recorded impairment charges of $0 and $20,000 for the three and six months ended June 30, 2018 and 2017, respectively, to write off the book value of certain internally developed capitalized software. These impairment charges were included in the impairment of software and intangible assets within the condensed consolidated statements of income.

Revenue Recognition

Propel generates revenue from advertisers by serving their ads to a user base consisting of the Company’s owned and operated network, users of our third-party application partners’ properties and users from our publisher driven traffic, as well as from advertising sold through the Company’s demand-side platform.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016- 10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach is required. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

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

The amounts on deposit from customers are recorded as an advertiser deposit liability in the accompanying condensed consolidated balance sheets.

The following table presents our revenues disaggregated by geographical region:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
Americas	$19,587,000	$19,402,000	$39,860,000	$36,662,000
Europe	362,000	1,385,000	656,000	2,465,000
Middle East	285,000	717,000	629,000	997,000
Other	24,000	11,000	32,000	23,000
Total	$20,258,000	$21,515,000	$41,177,000	$40,147,000

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Concentration of Credit Risk and Significant Customers

The Company’s concentration of credit risk includes its concentrations from key customers and vendors. The details of these significant customers and vendors are presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
The Company’s largest customers are presented below as a percentage of the Company’s aggregate:

Revenue	None over 10%	None over 10%	None over 10%	None over 10%

Accounts receivable	None over 10%	12% of accounts receivable from one customer	None over 10%	12% of accounts receivable from one customer

The Company’s largest vendors are presented below as a percentage of the Company’s aggregate:

The Company’s largest vendors reported in cost of revenues are presented as a percentage of the Company’s aggregate cost of revenues	40% of cost of revenues from one vendor	18%, 17% and 10% of cost of revenues, or 45% of cost of revenues in the aggregate	41% and 11% of cost of revenues, or 52% of cost of revenues in the aggregate	21% and 20% of cost of revenues, or 41% of cost of revenues in the aggregate

The Company’s largest vendors reported as a percentage of accounts payable	44% of accounts payable to one vendor	17% and 14% of accounts payable, or 31% of accounts payable in the aggregate	44% of accounts payable to one vendor	17% and 14% of accounts payable, or 31% of accounts payable in the aggregate

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts are insured by the FDIC up to $250,000. As of June 30, 2018 and December 31, 2017, the Company held cash balances in excess of federally insured limits.

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

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Net Income (Loss) per Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. For the three and six months ended June 30, 2018, the Company excluded potential common shares resulting from the exercise of stock options (17,661,875 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2017, the Company excluded potential common shares resulting from the exercise of stock options (21,230,000 potential common shares) and of warrants (6,363,636 potential common shares) as their inclusion would be anti-dilutive.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent is the United States dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2018 through the date these condensed consolidated financial statements were issued. Management has concluded that other than as disclosed in Note 13, there were no subsequent events that required disclosure in these condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosure, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The provisions of this update are effective for annual and interim periods beginning on or after December 15, 2019. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial position or its results of operations.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted ASU 2017-09 effective January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial position or its results of operations.

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”). The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial position or its results of operations.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842, Leases (Topic 842) (“ASU-2018-10”), which contains amendments (related to Update 2016-02) to the Codification regarding leases. Fourteen areas of improvement where amendments were applied include the following:

●	Residual Value Guarantees
●	Rate implicit in the lease
●	Lessee reassessment of lease classification
●	Lessor reassessment of lease term and purchase option
●	Variable lease payments that depend on index or a rate
●	Investment tax credits
●	Lease term and purchase option
●	Transition guidance for amounts previously recognized in business combinations
●	Certain transition adjustments
●	Transition guidance for leases previously classified as capital leases under Topic 840
●	Transition guidance for modifications to leases previously classified as direct financing or sales-type leases under topic 840
●	Transition guidance for sale and lease back transactions
●	Impairment of net investment in lease
●	Unguaranteed residual asset

ASU 2018-10 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its condensed consolidated financial position and its results of operations.

In July 2018, the FASB issued ASU 2018-11-Leases (Topic 842) (“ASU-2018-11”), which requires an entity to separate lease components from nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer other than the right to use the underlying asset) in a contract. The lease components shall be accounted for in accordance with the new leases standard. An entity should account for the nonlease components in accordance with other Topics (for example, Topic 606, Revenue from Contracts with Customers, for lessors). The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). The new leases standard also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The amendments in this Update address stakeholders’ concerns about the requirement for lessors to separate components of a contract by providing lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. ASU 2018-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted The Company is currently evaluating the effect that this guidance will have on its condensed consolidated financial position and its results of operations.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Reverse Business Combination and Recapitalization

The Transactions and Merger Agreement

On January 28, 2015, Propel consummated the “reverse merger” (the “Reverse Merger” or the “Transactions”) as contemplated by (i) the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of October 10, 2014, by and among Kitara, Propel, which was previously a wholly-owned subsidiary of Kitara, and Kitara Merger Sub, Inc. (“Merger Sub”), which was previously a wholly-owned subsidiary of Propel, and (ii) the Unit Exchange Agreement (the “Exchange Agreement”), dated as of October 10, 2014 and amended as of December 23, 2014, April 29, 2015, January 26, 2016, May 9, 2018 and May 30, 2018, by and among Kitara, Propel, Propel Media and the former members of Propel Media (“Transferors”).

Pursuant to the Exchange Agreement, and as discussed in further detail below, the Company incurred deferred payment obligations to the Transferors, consisting of (i) $10,000,000 to the Transferors (“Deferred Obligation”) and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019 (the “Deferred Payment to Transferors”).

The amendment to the Exchange Agreement dated May 30, 2018, provided that $5,000,000 of the Deferred Obligation shall be paid to such Transferors in cash on or prior to June 13, 2018 and that the remaining $5,000,000 of the Deferred Obligation shall be repaid in connection with an equity capital raise, which the Company shall use its reasonable best efforts to complete prior to June 30, 2023 (the “Equity Financing Period”), out of the Company’s earnings, as permitted under the Facility (See Note 6), or out of the Company’s available working capital as determined by the Company’s board of directors in its sole discretion, provided any applicable consent of the Company’s lenders is obtained. On May 31, 2018, the Company satisfied this obligation with a $5,000,000 cash payment to the Transferors. Furthermore, with regard to the remaining $5,000,000 obligation, the Company’s board of directors, at least two times per year during the Equity Financing Period, is obligated to determine, in its sole and absolute discretion, the amount, if any, of the Company’s working capital available to be used to pay all or a portion of the $5,000,000 Deferred Obligation in cash, taking into account such factors as it may deem relevant. If the Company’s board of directors determines that there is available working capital to pay all or a portion of the $5,000,000 Deferred Obligation, the Company must use its reasonable best efforts to promptly obtain any required lender consent and, if such consent is obtained, must promptly pay to the Transferors an amount in cash equal to such available working capital. Finally, Jared Pobre, one of the former members of Propel Media, on behalf of the Transferors, is permitted to elect, during the ten-day period following each December 31st during the Equity Financing Period, commencing December 31, 2016, to receive any unpaid amount of the $5,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed (or if not so listed, the bid price on the OTC Pink Market) on the date on which such shares are issued to the Transferors (and if a closing price or bid price, as applicable, is not reported on such day, then the stock shall be valued at the last closing price or bid price, as applicable, reported).

Pursuant to an amendment to the Exchange Agreement dated May 9, 2018, the Transferors and the lenders agreed that the Company could fully satisfy the obligation for the Deferred Payment to Transferors with a cash payment of $1,440,000. This cash payment of $1,440,000 was made on May 9, 2018, which fully satisfied the obligation for the Deferred Payment to Transferors. Of the Company’s liability, net of discount, to Transferors for the Deferred Payment to Transferors, in the amount of $5,581,000 as of May 9, 2018, $4,141,000 was forfeited by the Transferors and the amount of $1,440,000 was paid in cash to the Transferors. The full satisfaction of the Deferred Payment to the Transferors was accounted for as an extinguishment, and as such, the gain on extinguishment of $4,141,000 was credited to additional paid-in capital, representing an adjustment of the distribution to the Transferors, as former owners of the Company.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Reverse Business Combination and Recapitalization, continued

The Transactions and Merger Agreement, continued

The following represents the obligations to Transferors under the Exchange Agreement:

	As of
	June 30, 2018	December 31, 2017
Deferred Obligation	$5,000,000	$10,000,000
Deferred Payment to Transferors	-	6,000,000
Total, gross	5,000,000	16,000,000
Less: discount	(132,000)	(797,000)
Total, net	4,868,000	15,203,000
Less: current portion	-	-
Long-term portion	$4,868,000	$15,203,000

As a result of the Transactions, immediately after the closing, the Transferors collectively owned 154,125,921 shares of Propel common stock, representing 61.7% of Propel’s outstanding common stock, and the former stockholders of Kitara owned the remaining 95,884,241 shares of Propel common stock, representing 38.3% of Propel’s outstanding common stock.

During the three months ended June 30, 2018 and 2017, the Company recorded discount amortization of $22,000 and $156,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded discount amortization of $53,000 and $308,000, respectively. The balance of unamortized discount was $132,000 as of June 30, 2018 and $797,000 as of December 31, 2017.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreements

January 2015 Financing Agreement

On January 28, 2015, in connection with the closing of the Reverse Merger, Propel, Kitara and Propel Media as “Borrowers” and certain of their subsidiaries as “Guarantors” entered into a financing agreement (“Financing Agreement”) with certain financial institutions as “Lenders.”

The Financing Agreement provided the Borrowers with (a) a term loan in the aggregate principal amount of $81,000,000 (the “Term Loan”) and (b) a revolving credit facility in an aggregate principal amount not to exceed $15,000,000 at any time outstanding (the “Revolving Loan” and, together with the Term Loan, the “Loans”). Pursuant to their terms, the Loans were originally scheduled to mature on January 28, 2019 (“Final Maturity Date”). As discussed below, the Loans were repaid and refinanced with new loans on May 30, 2018.

The Financing Agreement provided for certain fees to be paid, including (i) a closing fee of $2,880,000 (“Closing Fee”) which was withheld from the proceeds of the Term Loan and was accounted for as an original issue discount and was amortized to interest expense using the interest method over the term of the Term Loan and (ii) a (“Deferred Fee”) of $12,500,000 which was due upon the fourth anniversary of the inception of the Term Loan, the obligation of which the Company has been accreting using the effective interest method as a finance charge over the term of the Loans. In addition, the Company incurred debt issuance costs of $916,000 in connection with the Loans which has been accounted for as debt discount and was amortized using the effective interest method over the term of the Term Loan.

On May 9, 2018, the Company and the Lenders agreed to reduce to $3,000,000 the Deferred Fee and on May 9, 2018, the Company paid to the Lenders $3,000,000 in full satisfaction of the Deferred Fee obligation. The accreted obligation for the Deferred Fee was $10,438,000 as of May 9, 2018. Please see explanation and table below showing the components of the gain on extinguishment. Also, on May 9, 2018, the Company made a voluntary principal prepayment of the Term Loan in the amount of $2,000,000.

Accounting Analysis of the Reduction of the Deferred Fee

The obligation for the Deferred Fee was considered a component of the original obligation under the terms of the January 2015 Financing Agreement. As such, upon the Final Maturity Date, the Company would be obligated to the remit to the Lenders the sum of the remaining outstanding principal on the Term Loan, along with the full amount of Deferred Fee.

As of May 9, 2018, the Company evaluated the discounted cash flows under the terms of the obligations for the Term Loan, both before and after the effect of the reduction in the Deferred Fee in order to determine whether this change should be accounted for as a loan extinguishment (deemed repayment of the original loan and entering into a new modified loan) or as a modification (for which the new terms would be accounted for prospectively). The Company determined that the transaction was an extinguishment, since the difference between the discounted cash flows of approximately $8,173,000 exceeded 10%. Accordingly, pursuant to the guidance for extinguishment accounting, the Company deemed the existing term loan to have been fully extinguished and then to have entered into a new loan for the remaining contractual term.

For purposes of the analysis, the $2,000,000 decrease in principal and the $3,000,000 payment of the Deferred Fee were reflected as a day-one cash outflows for the deemed new debt in the 10% test.

Upon recording the extinguishment, the unamortized Closing Fee and debt issuance costs, as well as the accreted Deferred Fee were expensed.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreements, continued

January 2015 Financing Agreement, continued

Debt extinguishment

The components of the gain on extinguishment of $6,861,000 are presented below:

	Original Terms	Amended Terms	Gain on Extinguishment
Remaining term loan payments	$53,160,000	$53,160,000	$-
Deferred fee	10,438,000	3,000,000	7,438,000
Closing fee	(440,000)	-	(440,000)
Debt issuance costs	(137,000)	-	(137,000)
Total	$63,021,000	$56,160,000	$6,861,000

The Company recorded amortization through the extinguishment date of the closing fee as interest expense of $67,000 and $175,000, for the three months ended June 30, 2018 and 2017, and $228,000 and $352,000, for the six months ended June 30, 2018 and 2017, respectively. The Company recorded as interest expense through the extinguishment date accretion of the Deferred Fee of $310,000 and $767,000 for the three months ended June 30, 2018 and 2017, and $1,038,000 and $1,536,000, for the six months ended June 30, 2018 and 2017, respectively.

The Company recorded as interest expense amortization of the debt issuance costs through the extinguishment date of $21,000 and $55,000 for the three months ended June 30, 2018 and 2017, and $72,000 and $112,000 for the six months ended June 30, 2018 and 2017, respectively.

May 2018 MGG Term and Revolving Loans

On May 30, 2018, the Company entered into a new senior secured credit facility (the “Facility”) with certain affiliates of MGG Investment Group, LP (“MGG”). The Facility provides for a senior secured term loan in the aggregate principal amount of $50,000,000 (the “MGG Term Loan”) and a revolving credit facility in an aggregate principal amount not to exceed $7,000,000 at any time outstanding (the “MGG Revolver”). In connection with the closing of the Facility, the Company terminated all outstanding commitments and paid all outstanding loans under that certain Financing Agreement dated as of January 28, 2015.

Upon the closing of the Facility, the MGG Term Loan, in the aggregate principal amount of $50,000,000 was borrowed in full and $7,000,000 was also borrowed in full under the MGG Revolving Loan. The proceeds of the Loans were used (i) to repay existing debt under the Existing Financing Agreement, (ii) to pay fees and expenses related to the Facility and the transactions contemplated therein, (iii) to pay $5,000,000 to the Transferors (as defined below) and (iv) for general working capital purposes.

The Facility matures five years from the closing date. The Company may borrow, repay, and re-borrow the Revolver prior to maturity, subject to the terms, provisions, and limitations set forth in the Facility.

The Company’s obligations under the Facility are secured by first priority security interests granted to MGG on substantially all of the Company’s tangible and intangible assets.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement, continued

May 2018 MGG Term and Revolving Loan, continued

The Facility provides for certain fees to be paid, including (i) a closing fee of $1,000,000 (“MGG Closing Fee”) which was withheld from the proceeds of the MGG Term Loan and was accounted for as an original issue discount and is being amortized to interest expense using the effective interest method over the term of the Term Loan and (ii) a closing fee of $140,000 which was withheld from the proceeds of the MGG Revolving Loan and was accounted for as deferred financing costs and is presented within other assets on the condensed consolidated balance sheet. The closing fee for the MGG Revolving Loan is being amortized to interest expense using the straight-line method over the term of the MGG Revolving Loan. In addition, the Company incurred legal, accounting, and other fees, attributable to the (i) MGG Term Loan of $352,000 which were accounted for as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan and (ii) MGG Revolving Loan of approximately $49,000 which were accounted for as deferred financing costs and are presented within other assets on the condensed consolidated balance sheet. These fees and expenses are being amortized to interest expense using the straight-line method over the term of the MGG Revolving Loan.

The Company recorded amortization of the MGG closing Fee as interest expense under the MGG Term Loan and MGG Revolving Loan of $24,000 for the three and six months ended June 30, 2018. The balance of the MGG Closing Fee attributable to the MGG Term Loan and accounted for as original issue discount was $978,000 as of June 30, 2018, and is reflected within the Term Loan obligations on the condensed consolidated balance sheet. The balance of the MGG Closing Fee attributable to the MGG Revolving Loan and accounted for as deferred financing cost was $138,000 as of June 30, 2018.

The Company recorded as interest expense amortization of deferred financing costs under the MGG Term Loan and MGG Revolving Loan of $9,000 for the three and six months ended June 30, 2018. The balance of the deferred financing costs charged to debt discount and presented within Term Loan obligations and deferred financing costs presented within other assets, were $344,000 and $48,000, respectively, within the condensed consolidated balance sheets as of June 30, 2018.

The Facility and related loan documents contain customary representations and warranties and affirmative and negative covenants, including covenants that restrict the Company’s ability to, among other things, create certain liens, make certain types of borrowings, engage in certain mergers, acquisitions, consolidations, or asset sales, make capital expenditures, enter into affiliate transactions, pay dividends or other distributions, and make certain payments affecting subsidiaries. The covenants require the Company to maintain a Total Leverage Ratio as of each calendar quarter end. Total Leverage Ratio is defined as the ratio of certain debt on such date to Adjusted EBITDA, as defined, for the trailing 12-month period.

Under this covenant, the Company is required to maintain a total leverage ratio of no more than 2.25:1.00 as of June 30, 2018. The Company’s total leverage ratio as of such date was 1.57:1.00. The total leverage ratio that the Company must maintain remains at 2.25:1.00 through March 31, 2019, decreasing to 2.00:1.00 as of June 30, 2019 and remains at 2.00:1.00 for each quarter thereafter. The Facility also provides that the Company is subject to annual mandatory prepayments apart from the scheduled quarterly principal payments based on the Company’s excess cash flow. Commencing December 31, 2018, the Company shall prepay 75% of its excess cash flow during that fiscal year (and decreases to 50% of excess cash flow when the leverage ratio is less than 1.25:1.00. The Facility provides for customary events of default, including, among other things, if a change of control of the Company occurs. The maturity of the Facility may be accelerated upon the occurrence of an event of default.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Financing Agreement, continued

May 2018 MGG Term and Revolving Loan, continued

The outstanding principal amount of the MGG Term Loan shall be repayable in consecutive quarterly installments of $1,250,000 on the last day of each March June, September, and December commencing on September 30, 2018. The remainder of the MGG Term Loan is due and payable on the maturity date, except in certain limited circumstances.

Subject to the terms of the Facility, the MGG Term Loan or any portion thereof shall bear interest on the principal amount thereof from time to time outstanding, from the date of the Term Loan until repaid, at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) rate (but not less than 1% or more than 5%) for the interest period in effect for the Term Loan (or such portion thereof) plus 9.00%.

The following represents the Company’s term loan obligations:

	As of
	June 30, 2018	December 31, 2017
	2018 MGG Term Loan	2015 Lenders Term Loan (paid off May 2018)
Principal	$50,000,000	$58,382,000
Discounts	(1,322,000)	(877,000)
Accreted value of the Deferred Fee ($12,500,000)	-	9,401,000
Net	48,678,000	66,906,000
Less: Current portion	(4,664,000)	(6,181,000)
Long-term portion	$44,014,000	$60,725,000

For the years ended December 31,	Term Loan
2018 (six months)	$2,500,000
2019	5,000,000
2020	5,000,000
2021	5,000,000
Thereafter	32,500,000
Total, gross	50,000,000
Less: debt discount	(1,322,000)
Total, net	48,678,000
Less: current portion	(4,664,000)
Long-term debt	$44,014,000

MGG Revolving Loan

The Borrowers may borrow, repay and reborrow the MGG Revolving Loan prior to the Final Maturity Date, subject to the terms, provisions and limitations set forth in the Financing Agreement. The outstanding principal amount of advances may not at any time exceed $7,000,000.

Subject to the terms of the Facility, each MGG Revolving Loan shall bear interest on the principal amount thereof from time to time outstanding, from the date of such Loan until repaid, at a rate per annum equal to the three month LIBOR rate for the interest period in effect for such Loan plus 9.00%. As of June 30, 2018, the balance of the revolving loan was $7,000,000.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related-Party Transactions

The Company has outsourced technology development services and other administrative services to a technology company in Eastern Europe (“Technology Vendor”). The Technology Vendor is owned by an individual who is affiliated with a trust, which is a shareholder of the Company. The technology development services and other administrative services provided to the Company by the Technology Vendor during the three months ended June 30, 2018 and 2017, totaled $1,253,000 and $886,000, respectively, and $2,644,000 and $1,745,000 during the six months ended June 30, 2018 and 2017, respectively. These amounts were included in property and equipment and operating expenses, as applicable, in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. Certain of the costs incurred for the technology development services described above were for the development of internal-use software, which were capitalized and amortized over the estimated useful life. In addition, the Company had amounts due to this entity of $327,000 and $8,000 as of June 30, 2018 and December 31, 2017, respectively, which are reported within accrued expenses in the condensed consolidated balance sheets.

During the three months ended June 30, 2018 and 2017, the Company has incurred a total of $45,000 for each period, and during the six months ended June 30, 2018 and 2017 the Company has incurred a total of $90,000 for each period, to a firm owned by the Company’s Interim Chief Financial Officer for financial advisory and accounting services provided to the Company. There was no balance due to this firm as of June 30, 2018 and December 31, 2017.

Note 8 – Commitments and Contingencies

Employment Agreements

On June 21, 2018, the Company entered into new employment agreements with each of Marv Tseu, the Company’s Chief Executive Officer, and David Shapiro, the Company’s Chief Operating Officer, and, on June 22, 2018, the Company entered into an employment agreement with Daniela Nabors, the Company’s Chief Revenue Officer (each an “Executive” and together, the “Executives” and as to all or each Executive, the “Employment Agreement”). The Employment Agreements are effective as of April 1, 2018.

Each of the Employment Agreements is for a term of three years. The Employment Agreements provide for a base salary and an annual performance bonus, with annual target amounts determined pursuant to the Cash Bonus Plan (see Note 12) as determined by the Company’s board of directors (the “Board”). The Executives also are eligible to receive long-term incentive awards from the Company, as well as salary and bonus compensation, and continued health care coverage, upon termination, under certain circumstances. With respect to these agreements, at June 30, 2018, aggregated annual base salaries would be $1,600,000.

Each of the Employment Agreements restricts the Executive from disclosing confidential information concerning the business of the Company.

Operating leases

Rent expense totaled $130,000 and $106,000 during the three months ended June 30, 2018 and 2017, respectively, and $261,000 and $212,000 for the six months ended June 30, 2018 and 2017, respectively. The following is a schedule of approximate future minimum rental payments required under the Company’s current and expiring lease agreement and its new lease agreement (the reduced amount in 2019 is due to the effect of the nine-month deferral for the start of rent payments under the November 2017 lease):

Years Ending December 31,	Amount
2018 (six months)	$162,000
2019	268,000
2020	651,000
2021	670,000
Thereafter	3,665,000
$5,416,000

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at June 30, 2018, there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject that were expected, individually or in the aggregate, to have a material adverse effect on us.

In December 2013, an action entitled Intrepid Investments, LLC (“Intrepid”) v. Selling Source, LLC (“Selling Source”), et al., Index No. 65429/2013 was filed in the Supreme Court of the State of New York, County of New York. This is an action commenced by Intrepid against Selling Source and a number of other defendants, including Kitara Media LLC (“Kitara Media”), one of the Company’s subsidiaries, to collect on a Junior Secured Promissory Note signed by Selling Source in the original principal sum of $28,700,000 (the “Note”). Kitara Media was a subsidiary of Selling Source at the time the Note was issued. Kitara Media is not a signatory to the Note, but like all of the subsidiaries of Selling Source at such time, on August 31, 2010 Kitara Media pledged all of its assets as collateral for all of the indebtedness of Selling Source, including the Note, which is the most junior obligation in Selling Source’s capital structure. In connection with the merger of Kitara Media into a subsidiary of Kitara, with Kitara Media surviving as a wholly owned subsidiary of Kitara, the senior lenders of Selling Source exercised their authority to release all liens on the assets of Kitara Media, including the liens associated with the Note.

In the action, Intrepid seeks to foreclose on the security interest. Both Selling Source’s and Kitara Media’s obligations to Intrepid under the Note and Security Agreement were subordinate to obligations Selling Source had to two groups of prior lenders (“Senior Lenders”). The right of Intrepid to compel payments under the Note and/or foreclose the lien created by the Security Agreement was subject to an Intercreditor Agreement by and between the Senior Lenders and Intrepid. Under the terms of the Intercreditor Agreement, Intrepid could not take steps to compel Selling Source to make payment on the Note or foreclose the Security Agreement so long as the obligations to the Senior Lenders remained outstanding. In addition, under the terms of the Intercreditor Agreement, the Senior Lenders had the right to have the lien released on any of the collateral pledged as security under the Security Agreement. In the New York action, Intrepid has challenged the Senior Lenders’ authority to release the lien and also challenged the enforceability of the Intercreditor Agreement generally. The Court has not yet ruled on the merits of that challenge, but discovery on this lawsuit has been completed and, Intrepid and the defendants are expected to complete briefing on cross-motions for summary judgment August 13, 2018. In addition, Selling Source’s obligations to the Senior Lenders remains outstanding.

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

The Plan does not permit investment of participant contributions in the Company’s common stock. The Company’s matching contributions to the Plan are discretionary. The Company recorded contribution expense of $65,000 and $76,000 during the three months ended June 30, 2018 and 2017, respectively, and $146,000 and $149,000 during the six months ended June 30, 2018 and 2017, respectively, which is recorded in salaries, commissions, benefits and related expenses on the condensed consolidated statements of operations.

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

The effective income tax rate for the six months ended June 30, 2018 and 2017 was 15.7% and 36.9%, respectively, resulting in $2,921,000 and $3,364,000 income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2018 is lower than the effective income tax rate for the six months ended June 30, 2017. This lower 2018 effective income tax rate was attributable principally to the U.S Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, among other things, reduced the US statutory corporate income tax rate to 21% effective January 1, 2018. In addition, as discussed further in Note 5, the Company recognized an additional deferred tax asset from the step up in basis recognized as a result of making further distributions to the Transferors, resulting in the recognition of a tax benefit of $1,462,000 being recorded for the three and six months ended June 30, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

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

Equity Incentive Plans, continued

2012 and 2013 Long-Term Incentive Equity Plans, continued

Effective January 28, 2015, Propel assumed the 2012 Plan and 2013 Plan, and all outstanding stock options thereunder. Propel amended the plans so that no further awards may be issued under such plans after the closing of the Reverse Merger.

Stock Option Award Activity

The following table is a summary of stock option awards:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	20,490,000	$0.49	$0.27	5.69	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-
Forfeited, expired or canceled	2,828,125	0.21	0.14	-
Outstanding at June 30, 2018	17,661,875	$0.53	$0.29	5.94	$-

Exercisable at June 30, 2018	14,734,382	$0.52	$0.28	5.76	$-

The aggregate intrinsic value is calculated as the difference between the weighted average exercise price of the underlying outstanding stock options and the fair value of the Company’s common stock, based upon the closing price of the Company’s common stock as reported on the OTC Pink Market on June 30, 2018. The Black-Scholes method option pricing model was used to estimate the fair value of the option awards using the following range of assumptions. The simplified method was used to determine the expected life of grants to employees, as these granted options were determined to be “plain-vanilla” options. The full term was used for the expected life for options granted to consultants.

The fair value of stock options is amortized on a straight-line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $241,000 and $227,000 for the three months ended June 30, 2018 and 2017, respectively and $488,000 and $456,000 for the six months ended June 30, 2018 and 2017, respectively. The expense was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2018, the unamortized value of options was $655,000. As of June 30, 2018, the unamortized portion will be expensed through November 2019 and the weighted average remaining amortization period was 0.6 years.

Propel Media, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Executive Bonus Plan

On June 21, 2018, the Company also adopted an Incentive Cash Bonus Plan (the “Cash Bonus Plan”), pursuant to which the Company may grant performance cash bonuses to its employees. Each participant in the Cash Bonus Plan will have an annual target bonus as established by the Board. The bonuses will be paid on a quarterly basis. Effective on April 1, 2018, the Cash Bonus Plan replaced the Propel Media Executive Bonus Plan (the “Executive Bonus Plan”). Bonus expense for earned bonuses under the Cash Bonus Plan and the Executive Bonus Plan amounted to $393,000 and $482,000 for the three months ended June 30, 2018 and 2017, respectively, and $879,000 and $772,000 for the six months ended June 30, 2018 and 2017, respectively. The bonuses are included in salaries, commissions, benefits and related expenses within the Company’s condensed consolidated statements of operations. At June 30, 2018 and December 31, 2017, the accrued executive bonuses were $403,000 and $511,000, respectively, and the amounts were included in accrued expenses within the condensed consolidated balance sheets.

Note 13 – Subsequent Events

Amendment to Exchange Agreement

On August 13, 2018, the Company entered into Amendment No. 6 to the Exchange Agreement. Pursuant to the amendment, the Transferors have agreed to waive their right to receive shares of common stock in lieu of the cash payment owed to them for the remaining Deferred Obligation for the ten days following December 31, 2018. Furthermore, for any such election for payment of the Deferred Obligation to be received in shares after such date, if the Company’s common stock is no longer registered and the Company is not reporting with the SEC, the Transferors and the Company will mutually select a valuation consultant who will determine the fair value of the shares of common stock for such exchange.

Announcement of Intention to Deregister and Suspend Reporting Obligations to the SEC

On August 13, 2018, the Company announced its intention to deregister its common stock and suspend its reporting obligations with the SEC. The required documentation to deregister Propel Media’s common stock and suspend its reporting obligations is expected to be filed with the SEC on or about September 4, 2018.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.    In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These forward-looking statements include, but are not limited to, statements relating to Propel’s strategy, its future financial and operating results and its plans, objectives, expectations and intentions and all other statements that are not historical facts. We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, as well as the following factors: inability to protect our intellectual property; inability to comply with the covenants in our credit facility; inability to obtain necessary financing; inability to effectively manage our growth; inability to effectively comply with the policies and procedures of Google, Microsoft and other leading industry companies; limitations on the Company’s ability to acquire new users profitably or at all, including, but not limited to, due to changing Policy of Google, Facebook, or another large industry participant; failure to adequately adapt to changes in technology; failure to effectively integrate the operations of acquired businesses; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Propel is a holding company for Propel Media, Kitara and DeepIntent.

Propel is a diversified online advertising company. Propel generates revenues through the sale of advertising to advertisers who want to reach consumers in the United States and internationally to promote their products and services.

Propel delivers advertising, including via its real-time, bid-based, online advertising platform called Propel Media Platform. This technology platform allows advertisers to target audiences and deliver video, display and text-based advertising. Propel and its Propel Media Platform provide advertisers with an effective way to serve, manage and maximize the performance of their online advertising purchasing. Propel offers both a self-serve platform and a managed services option that give advertisers diverse solutions to reach online audiences and acquire customers. As of June 30, 2018, Propel had approximately 900 advertiser customers and served millions of ads per day.

Propel primarily serves its advertising to users who are part of our owned and operated member-based network or the member-based networks of our third-party application partners. Propel provides its audience with access to its premium content for free and obtains the users’ permission to serve advertising to them while they peruse content on the web. In the owned and operated model, advertising units are served directly to users through a browser extension or other software installed on the user’s computer. Under the third-party application model, Propel serves advertising through its partners who are providing a variety of applications free of charge and such partners receive permission from their users to serve ads to them.

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

Recent Events

Under our January 2015 financing agreement, we were obligated to pay a deferred fee of $12,500,000 upon the scheduled January 2019 maturity of the term loan, which we have been accreting over the term of the loan (“Deferred Fee”). On May 9, 2018, we reached an agreement with the prior lenders to reduce to $3,000,000 the Deferred Fee and on May 9, 2018, the Company paid to the Lenders $3,000,000 in full satisfaction of the Deferred Fee obligation. The accreted obligation for the Deferred Fee was $10,438,000 as of May 9, 2018.

Pursuant to the terms of the January 2015 reverse merger, we entered into an “Exchange Agreement” with the former members of Propel Media, LLC (“Transferors”). Pursuant to the Exchange Agreement we incurred deferred payment obligations to the Transferors, consisting of (i) $10,000,000 to the Transferors (“Deferred Obligation”) and (ii) $6,000,000 payable in cash immediately after the payment of certain fees to the Lenders on or about January 28, 2019 (the “Deferred Payment to Transferors”). Pursuant to an amendment to the Exchange Agreement dated May 9, 2018, the Transferors and the lenders agreed that the Company could fully satisfy the obligation for the Deferred Payment to Transferors with a cash payment of $1,440,000. This cash payment of $1,440,000 was made on May 9, 2018, which fully satisfied the obligation for the Deferred Payment to Transferors. On May 31, 2018, we paid $5,000,000 in cash to the Transferors toward the Deferred Obligation.

On May 30, 2018, we entered into a new senior secured credit facility (the “Facility”) with certain affiliates of MGG Investment Group, LP (“MGG”). The Facility provides for a senior secured term loan in the aggregate principal amount of $50,000,000 (the “MGG Term Loan”) and a revolving credit facility in an aggregate principal amount not to exceed $7,000,000 at any time outstanding (the “MGG Revolver”). In connection with the closing of the Facility, the Company terminated all outstanding commitments and paid all outstanding loans under that certain Financing Agreement dated as of January 28, 2015.

On August 13, 2018, the Company announced its intention to deregister its common stock and suspend its reporting obligations with the Securities and Exchange Commission (the “SEC”). The required documentation to deregister Propel Media’s common stock and suspend its reporting obligations is expected to be filed with the SEC on or about September 4, 2018.

Pursuant to the Exchange Agreement, as amended through May 30, 2018, the Transferors were permitted to elect, during the ten-day period following each December 31st prior to June 30, 2023, to receive any unpaid amount of the $5,000,000 Deferred Obligation in shares of the Company’s common stock. For such issuance, each share of the Company’s common stock will be valued at the closing market price of the Company’s common stock as reported on NASDAQ or such other national securities exchange on which the Company’s Common Stock is listed. Pursuant to an amendment to the Exchange Agreement dated August 13, 2018, the Transferors have agreed to waive their right to receive shares of common stock in lieu of the cash payment of the remaining Deferred Obligation for the ten days following December 31, 2018. Furthermore, for any such election to receive the payment for the Deferred Obligation in shares after such date, if the Company’s common stock is no longer registered and the Company is not reporting with the SEC, the Transferors and the Company will mutually select a valuation consultant who will determine the fair value of the shares of common stock for such exchange.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$20,258,000	$21,515,000	$41,177,000	$40,147,000
Cost of revenues	4,486,000	7,423,000	10,048,000	14,356,000
Gross profit	15,772,000	14,092,000	31,129,000	25,791,000
	78%	65%	76%	64%
Operating expenses:
Salaries, commissions, benefits and related expenses	4,185,000	3,334,000	8,430,000	6,419,000
Technology, development and maintenance	1,477,000	817,000	3,054,000	1,635,000
Marketing and promotional	71,000	12,000	160,000	29,000
General and administrative	620,000	325,000	1,130,000	677,000
Professional services	182,000	323,000	604,000	599,000
Depreciation and amortization	535,000	376,000	997,000	772,000
Impairment of software and video library	-	-	-	20,000

Operating expenses	7,070,000	5,187,000	14,375,000	10,151,000

Operating income	8,702,000	8,905,000	16,754,000	15,640,000
	43%	41%	41%	39%
Other income (expense):
Interest expense, net	(2,174,000)	(3,612,000)	(4,997,000)	(6,522,000)
Gain from extinguishment of debt	6,861,000	-	6,861,000	-
Other expense	-	-	-	(1,000)
Total other income (expenses)	4,687,000	(3,612,000)	1,864,000	(6,523,000)

Income before income tax expense	13,389,000	5,293,000	18,618,000	9,117,000
Income tax expense	(1,664,000)	(1,938,000)	(2,921,000)	(3,364,000)
Net income	11,725,000	3,355,000	15,697,000	5,753,000

Other comprehensive income
Foreign exchange gain	2,000	-	2,000	-

Comprehensive income	$11,727,000	$3,355,000	$15,699,000	$5,753,000

Net income per common share	$0.05	$0.01	$0.06	$0.02

Weighted average number of shares outstanding - basic and diluted	250,010,162	250,010,162	250,010,162	250,010,162

Adjusted EBITDA (a non-GAAP measure)

Net income	$11,725,000	$3,355,000	$15,697,000	$5,753,000
Depreciation and amortization	535,000	376,000	997,000	772,000
Impairment charges	-	-	-	20,000
Interest expense, net	2,174,000	3,612,000	4,997,000	6,522,000
Stock-based compensation expense	241,000	227,000	488,000	456,000
Taxes	1,670,000	1,940,000	2,934,000	3,368,000
Bank fees	30,000	26,000	57,000	52,000
Amortization of DeepIntent deferred purchase price	211,000	-	449,000	-
Other one-time expenses	14,000	206,000	175,000	206,000
Severance	83,000	-	83,000	-
Gain on extinguishment of debt	(6,861,000)	-	(6,861,000)	-
Adjusted EBITDA (a non-GAAP measure)	$9,822,000	$9,742,000	$19,016,000	$17,149,000

Three Months Ended June 30, 2018 and 2017

Revenue

Consolidated revenue for the three months ended June 30, 2018 decreased by $1,257,000, or 6%, to $20,258,000 as compared to $21,515,000 for the three months ended June 30, 2017. The decrease was principally on account of a decline in video syndication revenue, which declined by approximately $3.0 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This decline was partially offset by improvements in revenues from our owned and operated user base that was a result of advertiser campaign optimizations that allowed us to maximize revenues realized from our user base.

Cost of revenues

Cost of revenues for the three months ended June 30, 2018 decreased by $2,937,000, or 40%, to $4,486,000 as compared to $7,423,000 for the three months ended June 30, 2017. This decrease in costs of revenues was attributable principally to the reduction in publishing costs related to the reduction in video syndication revenue. Also, based upon enhanced user metrics, including longer expected user lives, we were able to reduce media buy spending to acquire the users needed to fill our demand requirements.

Gross profit

Gross profit for the three months ended June 30, 2018 increased by $1,680,000, or 12%, to $15,772,000 as compared to $14,092,000 for the three months ended June 30, 2017. Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities, demand and technology, as well as other factors that we consider necessary in order to meet the high-quality user requirements of our advertising customers. Gross profit percentage improved to 78% for the three months ended June 30, 2018 as compared to 65% for the three months ended June 30, 2017. Our gross profit improvement principally resulted from improved metrics in acquiring users, better pricing realized from advertising served, as well as lower costs of revenues as we were not required to acquire as many new users due to decreased demand in certain categories of advertisers.

Operating income

Operating income for the three months ended June 30, 2018 decreased by $203,000, or 2%, to $8,702,000 as compared to $8,905,000 for the three months ended June 30, 2017. Operating income as a percentage of revenue increased to 43% for the three months ended June 30, 2018 as compared to 41% for the three months ended June 30, 2017. The decrease in operating income was principally on account of the increase of $1,883,000 in operating expenses (as described below) offset by an increase in gross profit of $1,680,000 (as described above).

Operating expenses

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the three months ended June 30, 2018 increased by $851,000, or 26%, to $4,185,000 as compared to $3,334,000 for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 was principally due to an increase in salary expenses of $642,000 and accrued deferred compensation of $185,000 incurred in connection with the purchase of DeepIntent, that were not reflected within our 2017 period (DeepIntent was acquired in June 2017), as well as an increase of $83,000 in severance related expense.

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the three months ended June 30, 2018 increased by $660,000, or 81%, to $1,477,000 as compared to $817,000 for the three months ended June 30, 2017. The increase was due to a significant increase in the authorized headcount required to meet development demands and support requirements of our technology platforms, including costs toward the further development of the DeepIntent solutions and technologies.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the three months ended June 30, 2018 increased by $213,000, or 32%, to $873,000 as compared to $660,000 for the three months ended June 30, 2017. The increase was due principally to an increase of $280,000 bad debt expense.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2018 increased by $159,000, or 42%, to $535,000 as compared to $376,000 for the three months ended June 30, 2017. The increase was principally a result of higher amortization for capitalized software additions from technology development projects, and additional depreciation for the servers in our new data center launched on May 9, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2018 decreased by $1,438,000 or 40% to $2,174,000 as compared to $3,612,000 for the three months ended June 30, 2017. The decrease was due in part to the $750,000 amendment fee paid in June 2017 to the former lender in connection with the lender’s approval of the Acquisition of DeepIntent, and due to not having to incur the costs of accreting quarterly toward the cost of the $12,500,000 Deferred Fee pursuant to obligations (now extinguished) to the former term loan lender (see discussion in Note 6 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $6,861,000 and $0 for the three months ended June 30, 2018 and 2017, respectively. On May 9, we reached an agreement to reduce the Deferred Fee to $3,000,000. The gain of $6,861,000, represents principally the difference between the May 9, 2018 accreted balance of the Deferred Fee of $10,438,000 (which would have accreted to $12,500,000 upon the originally scheduled maturity (January, 2019) of the former term loan), less the $3,000,000 agreed upon amount, or $7,438,000 (representing the amount forfeited by the lender for book purposes) (see discussion in Note 6 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Income Tax Expense

Income tax expense was $1,664,000 and $1,938,000 for the three months ended June 30, 2018 and 2017, respectively. The reduction of income tax expense of $274,000, especially in light of substantially higher income before income tax expense, was attributable to lower federal income tax rates in 2018 as compared to 2017 on account of the passage of the U.S Tax Cuts and Jobs Act and our recognition of an additional deferred tax asset from the step up in tax basis recognized as a result of making further distributions to the Transferors, resulting in the recognition of a tax benefit of $1,462,000 being recorded for the three months ended June 30, 2018 (see discussion in Note 10 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Net income (loss)

Net income for the three months ended June 30, 2018 increased by $8,370,000 to $11,725,000, as compared to a net income of $3,355,000 for the three months ended June 30, 2017. Income before income tax was $13,389,000 and $5,293,000 for the three months ended June 30, 2018 and 2017, respectively. The increase in the income before income tax of $8,096,000 was a combination of the Company recognizing a $6,861,000 gain on the extinguishment of debt related to the settlement of the Deferred Fee under the former term loan, decreased interest expenses of $1,438,000, offset by a $203,000 decrease in operating income.

Adjusted EBITDA (a non-GAAP measure)

In addition to the results presented in accordance with generally accepted accounting principles, or GAAP, we present Adjusted EBITDA, which is a non-GAAP measure. Adjusted EBITDA, which is based upon the adjusted EBITDA which we report to our lenders, and is a key measurement monitored by management, is determined by taking net (loss) income and adding interest, taxes, depreciation, amortization, impairment charges, stock-based compensation, bank fees, losses from extraordinary, unusual or nonrecurring items, noncash items, merger and other onetime expenses and severance and subtracting gain on extinguishment of debt. We believe that this non-GAAP measure, viewed in addition to and not in lieu of our reported GAAP results, provides useful information to investors by providing a more focused measure of operating results. The non-GAAP measure presented herein may not be comparable to similarly titled measures presented by other companies. Please refer to page 29 for a reconciliation of Adjusted EBITDA to net income.

Adjusted EBITDA for the three months ended June 30, 2018 increased by $80,000, or 1%, to $9,822,000 as compared to $9,742,000 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Revenue

Consolidated revenue for the six months ended June 30, 2018 increased by $1,030,000, or 3%, to $41,177,000 as compared to $40,147,000 for the six months ended June 30, 2018. The increase was principally on account of increases in ad units served to our owned and operated user base and increases in DeepIntent’s demand side platform revenues, offset by declines in video syndication revenue, which declined by approximately $3.5 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The improvements in revenues from our owned and operated user base was a result of advertiser campaign optimizations that allowed us to maximize revenues realized from our user base.

Cost of revenues

Cost of revenues for the six months ended June 30, 2018 decreased by $4,308,000, or 30%, to $10,048,000 as compared to $14,356,000 for the six months ended June 30, 2017. This decrease in costs of revenues was attributable to the reduction in publishing costs related to the reduction in video syndication revenue. Also, based upon enhanced user metrics, including longer expected user lives, we were able to reduce media buy spending to acquire the users needed to fill our demand requirements.

Gross profit

Gross profit for the six months ended June 30, 2018 increased by $5,338,000, or 21%, to $31,129,000 as compared to $25,791,000 for the six months ended June 30, 2017. Our costs of revenues and gross profit are highly sensitive to the execution of our media buying strategy, through which we maintain and build a base of users to whom we serve our customers’ advertising. This execution is sensitive to market opportunities, demand and technology, as well other factors that we consider necessary in order to meet the high-quality user requirements of our advertising customers. Gross profit percentage improved to 76% for the six months ended June 30, 2018 as compared to 64% for the six months ended June 30, 2017. Our gross profit improvement principally resulted from improved metrics in acquiring users, better pricing realized from advertising served, as well as lower costs of revenues as we were not required to acquire as many new users due to decreased demand in certain categories of advertisers.

Operating income

Operating income for the six months ended June 30, 2018 increased by $1,114,000, or 7%, to $16,754,000 as compared to $15,640,000 for the six months ended June 30, 2017. Operating income as a percentage of revenue increased to 41% for the six months ended June 30, 2018 as compared to 39% for the six months ended June 30, 2017. The increase in operating income was principally on account of the increase in gross profit of $5,338,000 (as described above) offset by an increase of $4,224,000 in operating expenses (as described below).

Operating expenses

Salaries, commissions, benefits and related expenses

Salaries, commissions, benefits and related expenses for the six months ended June 30, 2018 increased by $2,011,000, or 31%, to $8,430,000 as compared to $6,419,000 for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 was primarily a result of increases of $1,095,000 in salary expenses and $200,000 in contract labor, as well as accrued deferred compensation of $422,000 incurred in connection with the purchase of DeepIntent, which was not reflected within the comparable 2017 period (DeepIntent was acquired in June 2017).

Technology, development and maintenance expenses

Technology, development and maintenance expenses for the six months ended June 30, 2018 increased by $1,419,000, or 87%, to $3,054,000 as compared to $1,635,000 for the six months ended June 30, 2017. The increase was principally due to a significant increase in the authorized headcount required to meet development demands and support requirements of our technology platforms, including costs toward the further development of the DeepIntent solutions and technologies.

Other costs and operating expenses

Other costs and operating expenses (sales and marketing, general and administrative, and professional services) for the six months ended June 30, 2018 increased by $589,000, or 45%, to $1,894,000 as compared to $1,305,000 for the six months ended June 30, 2017. The increase consists of $365,000 in bad debt expense and $131,000 of marketing and promotional expenses incurred in connection with additional trade show events as compared to the prior year.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2018 increased by $225,000, or 29%, to $997,000 as compared to $772,000 for the six months ended June 30, 2017. The increase was principally a result of higher amortization for capitalized software additions from technology development projects, and additional depreciation for the servers in our new data center launched on May 9, 2018.

Interest Expense

Interest expense for the six months ended June 30, 2018 decreased by $1,525,000 or 23% to $4,997,000 as compared to $6,522,000 for the six months ended June 30, 2017. The decrease was due in part to the $750,000 amendment fee paid in June 2017 to the former lender in connection with the lender’s approval of the Acquisition of DeepIntent, and due to not having to incur the costs of accreting quarterly toward the cost of the $12,500,000 Deferred Fee pursuant to obligations (now extinguished) to the former term loan lender (see discussion in Note 6 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $6,861,000 and $0 for the six months ended June 30, 2018 and 2017, respectively. On May 9, we reached an agreement to reduce the Deferred Fee to $3,000,000. The gain of $6,861,000, represents principally the difference between the May 9, 2018 accreted balance of the Deferred Fee of $10,438,000 (which would have accreted to $12,500,000 upon the originally scheduled maturity (January, 2019) of the former term loan), less the $3,000,000 agreed upon amount, or $7,438,000 (representing the amount forfeited by the lender for book purposes) (see discussion in Note 6 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Income Tax Expense

Income tax expense was $2,921,000 and $3,364,000 for the three months ended June 30, 2018 and 2017, respectively. The reduction of income tax expense of $443,000, especially in light of substantially higher income before income tax expense, was attributable to lower federal income tax rates in 2018 as compared to 2017 on account of the passage of the U.S Tax Cuts and Jobs Act and our recognition of an additional deferred tax asset from the step up in basis recognized as a result of making further distributions to the Transferors, resulting in the recognition of a tax benefit of $1,462,000 being recorded for the six months ended June 30, 2018 (see discussion in Note 10 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report).

Net income (loss)

Net income (loss) for the six months ended June 30, 2018 increased by $9,944,000 to $15,697,000, as compared to a net income of $5,753,000 for the six months ended June 30, 2017. The increase of $9,944,000 was a combination of an increase in operating income of $1,114,000, decreased interest expense of $1,525,000, the Company recognizing a $6,861,000 gain on the extinguishment of debt related to the settlement of the Deferred Fee under the former term loan and a decrease in income tax expense of $443,000.

Adjusted EBITDA (a non-GAAP measure)

Adjusted EBITDA for the six months ended June 30, 2018 increased by $1,867,000, or 11%, to $19,016,000 as compared to $17,149,000 for the six months ended June 30, 2017. This increase is principally on account of an increase in gross margin of $5,338,000 offset by an increase of operating expenses of $4,224,000.

Liquidity and Capital Resources

As of June 30, 2018, the Company’s cash on hand was $3,425,000. We had a working capital deficit of $7,215,000 as of June 30, 2018. We recorded net income of $11,725,000 and $15,697,000 for the three and six months ended June 30, 2018, respectively. We have historically met our liquidity requirements through operations. We also have a senior secured credit facility (the “Facility”) with certain affiliates of MGG Investment Group, LP (“MGG”).

As further discussed in Note 6 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report, on May 9, 2018, the Company entered into an amendment to the agreement with the Company’s former term loan and revolving loan lenders which resulted in a payment to the former lenders of $3,000,000 in full satisfaction of the $12,500,000 Deferred Fee obligation. Also, as further discussed in Note 6, on May 30, 2018, the Company entered into an agreement for the Facility, which provided for a new term loan and revolver with a maturity date of May 30, 2023, and in connection therewith, fully satisfied all obligations under the former term loan and revolving loan. As of June 30, 2018, the revolving loan was fully drawn at $7,000,000.

Pursuant to the terms of the Facility, we are subject to a leverage ratio requirement as of the end of each calendar quarter. Under this covenant, we are required to maintain a total leverage ratio of no more than 2.25:1.00 as of June 30, 2018. Our total leverage ratio as of such date was 1.57:1.00. The total leverage ratio that we must maintain remains at 2.25:1.00 through March 31, 2019, decreasing to 2.00:1.00 as of June 30, 2019 and remains at 2.00:1.00 for each quarter thereafter. The Facility also provides that we are subject to annual mandatory prepayments apart from the scheduled quarterly principal payments based on our excess cash flow. Commencing December 31, 2018, the Company shall prepay 75% of our excess cash flow during that fiscal year (which decreases to 50% of excess cash flow when the leverage ratio is less than 1.25:1.00). The Facility provides for customary events of default, including, among other things, if a change of control of the Company occurs. The maturity of the Facility may be accelerated upon the occurrence of an event of default. The terms of the Facility also contain negative covenants that, among other things, (i) limit the amount we may invest in capital improvements; (ii) limit the amount we may incur in additional debt; and (iii) require the delivery of certain periodic financial statements and an operating budget.

As of June 30, 2018, we were in compliance with all covenants, including the financial covenants as described above, under the financing agreement and other loan documents for the Facility. However, our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause us to fail to meet such covenants. Readers are cautioned to review the risks set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2018 for information relating to the risks surrounding our continued compliance with such covenants.

The Company’s operating cash flows are currently heavily dependent upon being able to cost effectively acquire and maintain a base of user audience to whom the Company serves advertising from its customers. On June 12, 2018, Google announced policy changes that affect how developers of Chrome extensions, such as our company, can acquire users.  These policy changes are being implemented in two phases.  Effective as of June 12, 2018, all new Chrome extensions must be installed from the Chrome Web Store (“CWS”) rather than using the inline installation method which we currently utilize and which allows the user to install the extension directly from our website landing pages.  This means that a developer of Chrome extensions, such as our company, would be required to promote its content on the web and drive a new user to the CWS for the final installation of the extension instead of allowing the user to install the extension from the developer’s landing page promoting the extension.  As of September 12, 2018, all existing Chrome extensions will similarly be required to be installed from the CWS and no inline installations will be allowed.  These changes have created uncertainty in the user acquisition install flow for developers of Chrome extensions, such as our company, and it is currently unclear how these changes will affect the volume and cost to acquire users for the Company’s owned and operated properties.  Since the announcement, the Company has been doing extensive testing of a variety of installation flows to acquire new users.  The financial impact to us from these Google policy changes, if any, is still unknown. As a result, these policy changes could result in increased user acquisition costs, as well as challenges in maintaining user base levels sufficient to support demand by advertisers, which could result in lower revenues, lower margins and decreased profitability for our business.

Based upon our current projections, including our best estimates of the impact of the Google extensions matter as discussed above, and our remediation and/or responses to such matters, management believes that the Company’s cash balances on hand and cash flows expected to be generated from operations and borrowings available under the Company’s Revolving Loan will be sufficient to fund the Company’s net cash requirements through August 2019.

Net cash provided by operating activities

Net cash provided by operating activities was $12,185,000 for the six months ended June 30, 2018, an increase of $4,182,000 as compared to $8,003,000 for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 was principally attributable to the increase in net income of $9,944,000, plus a reduction of accounts receivable, net of $4,927,000, offset by an increase in non-cash items of $6,036,000 (principally the gain on the extinguishment of debt) and decreases of accounts payable and accrued expenses of $4,056,000.

Net cash used in investing activities

Net cash used in investing activities was $1,480,000 for the six months ended June 30, 2018, compared to $4,692,000 used in investing activities for the six months ended June 30, 2017. The net cash used in investing activities for the six months ended June 30, 2018 was primarily for costs incurred in the setup of the new data center and internally developed software. The net cash used in investing activities for the six months ended June 30, 2017 is principally attributable to the purchases of property and equipment, primarily for internally developed software and computer equipment, as well as the cash paid upon the Company’s acquisition of DeepIntent.

Net cash used in financing activities

Net cash used in financing activities was $12,363,000 for the six months ended June 30, 2018, as compared to $5,038,000 for the six months ended June 30, 2017. Cash flows used in financing activities for the six months ended June 30, 2018 were most significantly impacted by the refinancing of the term and revolving loans, consisting of net proceeds of $49,000,000 and $6,860,000 from the Company’s MGG Term Loan and MGG Revolving Loan, respectively. These proceeds were offset by $401,000 of cash refinancing costs, the payoff of $58,382,000 and $3,000,000 of the principal balance and Deferred Fee under the former term loan. Furthermore, cash of $6,440,000 was used to satisfy a portion of the outstanding obligations to the Transferors (see discussion in Note 5 of the footnotes to the condensed consolidated financial statements, included within Item 1, Part 1 of this quarterly report). Cash flows used in financing activities for the six months ended June 30, 2017 consisted of $5,649,000 principal repayments on the Company’s term loan, consisting of $3,500,000 representing scheduled quarterly principal repayments and $2,149,000 paid pursuant to an annual excess cash flow sweep as provided for under the financing agreement with our former lenders, offset by net borrowings of $611,000 from the Revolving Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Account Policies and Estimates

See accounting policies in Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017:

Policy changes recently implemented by Google may adversely impact our ability to cost effectively develop and maintain a base of users to whom we serve advertising.

On June 12, 2018, Google announced policy changes that affects how developers of Chrome extensions, such as our company, can acquire users.  These policy changes are being implemented in two phases.  Effective as of June 12, 2018, all new Chrome extensions must be installed from the Chrome Web Store (“CWS”) rather than using the inline installation method which we currently utilize and which allows the user to install the extension directly from our website landing pages.  This means that a developer of Chrome extensions, such as our company, would be required to promote its content on the web and drive a new user to the CWS for the final installation of the extension instead of allowing the user to install the extension from the developer’s landing page promoting the extension.  As of September 12, 2018, all existing Chrome extensions will similarly be required to be installed from the CWS and no inline installations will be allowed.  These changes have created uncertainty in the user acquisition install flow for developers of Chrome extensions, such as our company, and it is currently unclear how these changes will affect the volume and cost to acquire users for the Company’s owned and operated properties.  Since the announcement, the Company has been doing extensive testing of a variety of installation flows to acquire new users.  The financial impact to us from these Google policy changes, if any, is still unknown. As a result these policy changes could result in increased user acquisition costs, as well as challenges in maintaining user base levels sufficient to support demand by advertisers, which could result in lower revenues, lower margins and decreased profitability for our business.

Item 6.	Exhibits

Exhibit No.	Description

2.1

Fourth Amendment, dated as of May 9, 2018, to the Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Propel Media, Inc., formerly known as Kitara Holdco Corp., Propel Media LLC, formerly known as Future Ads LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 9-K filed on May 9, 2018).

2.2	Fifth Amendment, dated as of May 30, 2018, to the Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Propel Media, Inc., formerly known as Kitara Holdco Corp., Propel Media LLC, formerly known as Future Ads LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 30, 2018).
10.1	Financing Agreement, dated as of May 30, 2018, by and among Propel Media, Inc. and each of its subsidiary listed as a borrower on the signature pages thereto, as Borrowers, each of its subsidiaries listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, MGG California LLC, as Collateral Agent, and MGG California LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2018).
10.2	Pledge and Security Agreement, dated as of May 30, 2018, by each of the Guarantors referred to therein, in favor of MGG Investment Group, LP, as Secured Party (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2018).
10.3	Employment Agreement, dated June 21, 2018, by and between Propel Media, Inc. and Marv Tseu.
10.4	Employment Agreement, dated June 21, 2018, by and between Propel Media, Inc. and David Shapiro.
10.5	Employment Agreement, dated June 21, 2018, by and between Propel Media, Inc. and Daniela Nabors.
10.6	Propel Media, Inc. Incentive Cash Bonus Plan.
10.7	Fifth Amendment, dated as of May 30, 2018, to the Unit Exchange Agreement, dated as of October 10, 2014, by and among Kitara Media Corp., Propel Media, Inc., formerly known as Kitara Holdco Corp., Propel Media LLC, formerly known as Future Ads LLC, Lowenstein Enterprises Corporation, Family Trust of Jared L. Pobre U/A DTD 12/13/2004, Newport Holding Trust and Neptune Capital Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 13, 2018)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEL MEDIA, INC.

Date: August 14, 2018	By:	/s/ Marv Tseu
Marv Tseu
Chief Executive Officer (Principal executive officer)

Date: August 14, 2018	By:	/s/ Howard R. Yeaton
Howard R. Yeaton
Interim Chief Financial Officer (Principal financial and accounting officer)

